Form 10-Q
period 2017-07-31
XPLOSION Inc
filed 2017-09-19
CIK 1694688

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 333-215568

Xplosion Incorporated
(Exact name of registrant as specified in its charter)

Nevada	30-0942823
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 223 – 468 North Camden Drive
Beverly Hills, CA	90210
(Address of principal executive offices)	(Zip Code)

1-310-601-3080
(Registrant’s telephone number)

n/a
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒	Yes	☐	No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒	Yes	☐	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐	Yes	☒	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of September 19, 2017, the issuer had one class of common stock, with a par value of $0.001, of which 49,487,600 shares were issued and outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XPLOSION INCORPORATED

Balance Sheets
July 31, 2017 and October 31, 2016

	July 31	October 31
	2017	2016
	(unaudited)
Assets

Current assets:
Cash	$1,773	$157,773
Accounts receivable	1,415	18,447
Accrued interest receivable	31,122	12,509
Inventory	130,489	-
Deposit and prepaid expenses	24,778	20,000
Loans receivable	100,000	100,000

Total current assets	289,577	308,729

Distribution rights, net	241,670	316,667

Total assets	$531,247	$625,396

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$44,472	$65,545
Accrued expenses	15,749	-
Deferred revenue	-	119,853
Loan payable	101,780	-
Due to shareholder	331	10,429
Total current liabilities	162,332	195,827

Total liabilities	162,332	195,827

Stockholders' Equity
Preferred stock:
$0.001 par value, authorized 100,000,000 shares,
issued and outstanding nil shares	-	-
Common Stock:
$0.001 par value, authorized 300,000,000 shares,
issued and outstanding 49,487,600 shares (2016 - 49,312,600)	49,488	49,313
Additional paid-in capital	830,522	743,197
Retained Earnings (Deficit)	(511,095)	(362,941)
Total stockholders' equity	368,915	429,569
Total liabilities and stockholders' equity	$531,247	$625,396

See accompanying notes to financial statements

XPLOSION INCORPORATED

Statements of Operations
For the three and nine months ended July 31, 2017 and 2016
(unaudited)

	Three Months ended July 31		Nine Months ended July 31
	2017	2016	2017	2016

Revenue:	$165,102	$-	$492,786	$-

Cost of revenue	144,678	-	434,292

Gross margin	20,424	-	58,494	-

Expenses:
General and administrative	13,843	3,081	56,971	19,611
Marketing and advertising	34,904	103,029	113,994	182,570
Amortization	24,999	13,889	74,997	58,333
	73,746	119,999	245,962	260,514

Income (loss) from operations	(53,322)	(119,999)	(187,468)	(260,514)

Other income and expense:
Interest expense	(5,503)	-	(16,788)	-
Interest income	5,102	-	56,102	-
	(401)	-	39,314	-

Net Loss	$(53,723)	$(119,999)	$(148,154)	$(260,514)

Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding	49,487,600	48,315,861	49,432,472	45,648,093

See accompanying notes to financial statements

XPLOSION INCORPORATED

Statements of Stockholders' Equity
For the nine months ended July 31, 2017, year ended October 31, 2016 and the period from October 6, 2015 (inception) to October 31, 2015
(unaudited)

	Common Stock		Additional	Retained	Total
	Number of Shares	Amount	Paid-in Capital	Earnings (Deficit)	Stockholders' Equity

Balance October 6, 2015	-	$-	$-	$-	$-

Shares issued for cash
October 6, 2015	100	1	9		10
October 6, 2015	6,250,000	6,250	-		6,250
October 31, 2015	34,000,000	34,000	136,000		170,000

Net loss				(2,572)	(2,572)

Balance October 31, 2015	40,250,100	40,251	136,009	(2,572)	173,688

December 4, 2015	2,000,000	2,000	98,000		100,000
December 24, 2015	1,675,000	1,675	82,075		83,750
January 5, 2016	1,500,000	1,500	73,500		75,000
March 15, 2016	600,000	600	29,400		30,000
April 6, 2016	1,000,000	1,000	49,000		50,000
April 29, 2016	1,000,000	1,000	99,000		100,000
May 24, 2016	250,000	250	24,750		25,000
July 5, 2016	375,000	375	37,125		37,500
August 4, 2016	175,000	175	17,325		17,500
September 2, 2016	487,500	487	97,013		97,500

Net loss	-	-	-	(360,369)	(360,369)

Balance October 31, 2016	49,312,600	49,313	743,197	(362,941)	429,569

Shares issued for cash, January 25, 2017	175,000	175	87,325		87,500

Net loss				(148,154)	(148,154)

Balance July 31, 2017	49,487,600	$49,488	$830,522	$(511,095)	$368,915

See accompanying notes to financial statements.

XPLOSION INCORPORATED

Statements of Cash Flows
For the nine months ended Jujly 31, 2017 and 2016
(unaudited)
	2017	2016

Cash provided by (used in) operating activities:

Operating activities:
Net loss	$(148,154)	$(260,514)

Adjustments to reconcile net loss to
net cash used in operating activities:

Amortization of distribution rights	74,997	58,333

Changes in assets and liabilities
Accounts receivable	17,032	-
Accounts payable	(21,073)	42,421
Accrued interest receivable	(18,613)	-
Accrued expenses	15,749	-
Inventory	(130,489)	-
Deposits and prepaid expenses	(4,778)	-
Deferred revenue	(119,853)	-

Net cash used in operating activities	(335,182)	(159,760)

Cash used in investing activities:

Purchase of distribution rights	-	(230,000)
Loan	-	(100,000)

Net cash (used in) investing activities	-	(330,000)

Cash provided by financing activities:
Proceeds from issuance of capital stock	87,500	501,250
Proceeds from loan payable	101,780	-
(Repayment) advance from shareholder	(10,098)	7,209

Net cash provided by financing activities	179,182	508,459

(Decrease) increase in cash during the period	(156,000)	18,699
Cash at beginning of the period	157,773	6,244

Cash at end of the period	$1,773	$24,943

Cash paid for:
Interest paid	$9,808	$-
Income taxes	$-	$-

See accompanying notes to financial statements.

XPLOSION INCORPORATED

NOTES TO FINANCIAL STATEMENTS

July 31, 2017

(unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization

Xplosion Incorporated (the “Company”) was incorporated under the laws of the State of Nevada on October 6, 2015. The Company is in the business of marketing, distribution of innovative lifestyle and enhancement products and complimentary goods. On December 7, 2015 the Company entered into an Exclusive Global Rights Agreement with Interactive Holdings Limited (“Interactive”) for the exclusive global distribution license for the SayberX line of self-stimulation devices for men and couples.

Interim Period Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the Securities and Exchange Commission’s instructions. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for such interim period. The results reported in these interim financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. Certain information and note disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended October 31, 2016.

Going Concern

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit, and has had no positive cash flows from operations. It is the Company’s intention to raise additional equity to finance development of a market for its services until positive cash flows can be generated from its operations. However, there can be no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company and management has determined that there is substantial doubt as to the Company’s ability to continue as a going concern. Such limitations could have a material adverse effect on the Company’s business, financial condition or operations, and these financial statements do not include any adjustment that could result. Failure to obtain sufficient additional funding would necessitate the Company to reduce or limit its operating activities or even discontinue operations.

Cash

Cash equivalents with maturity dates less than 90 days from the date of origination are considered to be cash equivalents for all financial reporting purposes. The Company currently has no cash equivalents.

Functional Currency

The financial statements are presented in United States dollars, which is the Company’s functional currency.

Fair Value Measurements

Fair value is defined as the exchange price that will be received for an asset or paid to transfer a liability (an exit price) in the principal. Valuation techniques used to measure fair value should maximize the use of observable inputs and minimize the use of unobservable inputs. To measure fair value, the Company uses the following fair value hierarchy based on three levels of inputs, of which the first two are considered to be observable and the third unobservable:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs are supported by little or no market activity and are significant to the fair value of the assets or liabilities.

Revenue Recognition

The Company acquires full ownership of all products under its Exclusive Global Distribution Agreement directly from the technology holder and in turn re-sells the products through by wholesale through sub-distributors and also directly to end users via e-commerce. The Company has determined that it is the primary obligator as it i) is responsible for fulfillment; ii) assumes full inventory risk; iii) has no right of return of unsold product; iv) has the sole right to establish selling prices; v) has physical loss inventory risk and vi) has credit risk. The Company recognizes revenue, at the gross amount invoiced, when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, price is fixed and determinable, and collectability is reasonably assured.

During the nine months ended July 31, 2017 $450,000 or 91.3% of the Company’s revenue was concentrated in the hands of one major customer.

Accounts Receivable

Accounts receivable result from sale of SayberX units and are recorded at their principal amounts.Receivables are generally unsecured.

The Company does not have off-balance sheet credit exposure related to its customers. As of July 31, 2017 one customer accounted for 100% of the accounts receivable balance.

Inventory

Inventory consisting of SayberX units is stated at the lower of cost (first in, first out method) or net realizable value.

Advertising Expenses

Advertising costs are expensed as incurred. During the nine months ended July 31, 2017 and 2016 the Company incurred advertising costs of $nil and $nil, respectively.

Income Taxes

Deferred income tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities, operating loss, and tax credit carryforwards, and are measured using the enacted income tax rates and laws that will be in effect when the differences are expected to be recovered or settled. Realization of certain deferred income tax assets is dependent upon generating sufficient taxable income in the appropriate jurisdiction. The Company records a valuation allowance to reduce deferred income tax assets to amounts that are more likely than not to be realized. The initial recording and any subsequent changes to valuation allowances are based on a number of factors (positive and negative evidence). The Company considers its actual historical results to have a stronger weight than other, more subjective, indicators when considering whether to establish or reduce a valuation allowance.

The Company continually evaluates its uncertain income tax positions and may record a liability for any unrecognized tax benefits resulting from uncertain income tax positions taken or expected to be taken in an income tax return. Estimated interest and penalties are recorded as a component of interest expense and other expense, respectively.

Because tax laws are complex and subject to different interpretations, significant judgment is required. As a result, the Company makes certain estimates and assumptions in: (1) calculating its income tax expense, deferred tax assets, and deferred tax liabilities; (2) determining any valuation allowance recorded against deferred tax assets; and (3) evaluating the amount of unrecognized tax benefits, as well as the interest and penalties related to such uncertain tax positions. The Company’s estimates and assumptions may differ significantly from tax benefits ultimately realized.

Intangible Assets

Intangible assets include distribution rights and are amortized on a straight-line basis over the estimated useful lives of four years from the effective commencement date. The Company periodically evaluates whether changes have occurred that would require revision of the remaining estimated useful life. The Company performs periodic reviews of its capitalized intangible assets to determine if the assets have continuing value to the Company.

Deferred Revenue

The Company records proceeds received from customers for future delivery of product as Deferred Revenue. Revenue is recognized in accordance with the Company’s policy of revenue recognition.

Impairment of Other Long-Lived Assets

The Company evaluates the recoverability of property and equipment and other long-lived assets whenever events or changes in circumstances indicate impairment may have occurred. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributed to the assets or the business to which the assets relate. Impairment losses, if any, are measured as the amount by which the carrying value exceeds the fair value of the assets. During the nine month periods ended July 31, 2017 and 2016, the Company identified no impairment losses related to the Company’s long-lived assets.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the nine months ended July 31, 2017, there are no outstanding stock options and warrants. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the fiscal year. The Company bases its estimates on historical experience, current conditions and on other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates and assumptions.

Financial Instruments

The Company has the following financial instruments: cash, accounts receivable, inventory, deposits and prepaid expenses, loan receivable, accounts payable, deferred revenue and loan payable. The carrying value of these financial instruments approximates their fair value due to their liquidity or their short-term nature.

Share Issuances for Services, Debt Instruments and Interest

The Company issues instruments to non-employees for the receipt of goods and services, and, in certain circumstances the settlement of short-term loan arrangements. The applicable GAAP establishes that share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

In these transactions, the Company issues unregistered and restricted equity instruments. Additionally, the Company currently has no shares of freely-tradeable stock with a quoted market price (a Level 1input within the GAAP hierarchy).

When unregistered common shares are issued for the settlement of short-term financing arrangements (that are not initially convertible), the reacquisition price of the extinguished financing arrangement is determined by the value of the debt which is more clearly evident, and no additional inducement expense is recognized.

In situations in which the Company issues unregistered restricted common shares in exchange for goods and services, and the value of the goods and services are not the most reliably measurable, the Company recognizes the fair value of the unregistered restricted equity instruments based on the value of similar instruments issued in private placements in exchange for cash in the most recent transactions (a Level 2 input within the GAAP hierarchy). The Company has determined this methodology reflects the risk adjusted fair value of its unregistered restricted equity instruments using a commercially reasonable valuation technique.

Emerging Growth

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved

We have irrevocably opted out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the Act.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09 – Revenue From Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principal of this ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.

The original effective date for ASU 2014-09 would have required the Company to adopt beginning in its first quarter 2017. In July 2015, the FASB voted to amend ASU 2014-09 by approving a one year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. Accordingly, the Company may adopt the standard in either its first quarter of 2017 or 2018. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the timing of its adoption and the impact of adopting the new revenue standard on its financial statements.

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as "Development Stage Entities" (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. The Company has adopted this standard.

In April 2015, the FASB issued ASU2015-03, Imputation of Interest, requiring entities to present debt issuance costs related to a debt liability as a reduction of the carrying amount of the liability. In August 2015, the FASB issued ASU 2015-15 to provide additional guidance related to debt issuance costs related to line-of-credit arrangements. The guidance is effective for annual and interim periods beginning after December 15, 2015, and early adoption is permitted. The Company has adopted this standard.

In February 2016, the FASB issued ASU2016-02, Leases (Topic 842), requiring entities to a right-of-use asset and a lease liability for virtually all of their leases. This standard is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the timing of its adoption and the impact of adopting the new standard on its financial statements.

Note 2. Exclusive Global Distribution Agreement

On December 7, 2015 the Company concluded an exclusive agreement for global licensing and distribution of the SayberX products with Interactive. The Company paid a total of $400,000 for these exclusive rights. The initial term ends December 31, 2019 and the Company has the right to renew for an additional five years, with terms to be negotiated.

The Company is required to make annual minimum purchases (“Purchase Targets”) in order to maintain the agreement. In general it is expected these Purchase Targets are to be set at 50% of the minimum Sales Target agreed to annually between the Company and Interactive, however, the targets are yet to be agreed and finalized between the parties. At the time of the Agreement no such targets were set. Discussions are underway between the Company and Interactive however as yet such minimum Sales Targets have not been established.

The Agreement restricts the Company’s gross profit on wholesale sales to 10%.

The Company also employs the two principal shareholders of Interactive (“Consultants”), during the term of the Distribution Agreement with remuneration to each of the individuals equal to 7.5% (total of 15%) of the Company’s annual gross profits related to sales which originate from each or either of their corporate or individual relationships. The Consultants are also entitled to receive annual bonuses each of 2.5% (total of 5%) of the Company’s gross revenues related to Interactive technology / products providing pre-agreed revenue targets are achieved. To date no such targets have been established.

The Distribution Rights are being amortized on the straight-line basis over 4 years.

Note 3. Loan Receivable

The Company has lent $100,000 to Interactive which is repayable on or before January 31, 2017, together with interest, calculated at the rate of 2% per month. The loan was due January 31, 2017 and is currently in default. Interest has been calculated in accordance with the default provisions of the loan agreement – 10% for the first 30 days of default; 15% for the second 30 days of default; 20% for the third 30 days of default.

In addition, the Company has advanced a further amount of $27,500 which is non-interest bearing with no specific terms of repayment.

The Company owes Interactive $64,990 for unpaid inventory. For financial statement presentation the Company has offset the amount owing to reduce the non-interest bearing loan by $27,500 and accrued interest receivable by $37,490. This is in accordance with ASC 210-20-45-1 and the right of offset meets all criteria based on discussions between the Company and Interactive regarding settlement.

Note 4. Sub-Distribution Agreement

During the nine months period ended July 31, 2017 the exclusive sub-distribution agreement for the countries of China, including Hong Kong, Japan and Taiwan was terminated by mutual consent. The previously receive purchase order for 4,000 units has been reduced to 3,000 units all of which have been paid for in full and delivered.

Note 5. Revolving Loan Facility

On November 1, 2016 the Company entered into an agreement for a revolving loan facility of up to $150,000. The loan, due on or before October 31, 2018, is unsecured and with interest of 2% per month, calculated based on the amount of principal outstanding at the end of each month. If the total principal outstanding and accrued interest is not paid at maturity the Company will make a Default Payment consisting of 4.49% of the total of issued and outstanding shares of the Company at that date.

Note 6. Related Party Transactions

During the nine months ended July 31, 2017 the Company repaid advances made by the Company’s sole officer and director in the net amount of $10,098. The balance owing as at July 31, 2017 of $331 is included in amounts due to shareholders.

During the nine months ended July 31, 2017 and 2016 the Company paid fees of $5,065 and $nil, respectively, to its sole officer and directors

 Note 7. Share Capital

Preferred Stock

The Company’s authorized capital includes 100,000,000 shares of preferred stock of $0.001 par value. The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

No shares of preferred stock are issued and outstanding as of October 31, 2016.

Common Stock

The Company is authorized to issue 300,000,000 shares of common stock, par value of $0.001.

During the nine months ended July 31, 2017 the Company issued on

•	January 25, 2017, 175,000 shares of common stock for proceeds of $87,500

During the fiscal periods endedended October 31, 2016 and 2015 the Company issued on

•	October 6, 2015, 100 shares of common stock for proceeds of $10

•	October 6, 2015, 6,250,000 shares of common stock for proceeds of $6,250

•	October 31, 2015, 34,000,000 shares of common stock for proceeds of $170,000

•	December 4, 2015, 2,000,000 shares of common stock for proceeds of $100,000

•	December 24, 2015, 1,675,000 shares of common stock for proceeds of $83,750

•	January 5, 2016, 1,500,000 shares of common stock for proceeds of $75,000

•	March 15, 2016, 600,000 shares of common stock for proceeds of $30,000

•	April 6, 2016, 1,000,000 shares of common stock for proceeds of $50,000

•	April 29, 2016, 1,000,000 shares of common stock for proceeds of $100,000

•	May 24, 2016, 250,000 shares of common stock for proceeds of $25,000

•	July 5, 2016, 375,000 shares of common stock for proceeds of $37,500

•	August 4, 2016, 175,000 shares of common stock for proceeds of $17,500

•	September 2, 2016, 487,500 shares of common stock for proceeds of $97,500

Note 8. Commitments

The Company has entered into a consulting contract which covers the period October 1, 2016 to December 31, 2017 in the amount of $10,000 per month. The last two months of the agreement have been prepaid and the amount is included in prepaid expenses.

Note 9. Subsequent Events

Management has evaluated subsequent events up to the date of filing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited financial statements for the three and nine month periods ended July 31, 2017 and 2016, and our annual report for the year ended October 31, 2016, including the financial statements and notes thereto.

Forward-Looking Information May Prove Inaccurate

This report contains statements about the future, sometimes referred to as “forward-looking” statements. Forward-looking statements are typically identified by the use of the words “believe,” “may,” “could,” “should,” “expect,” “anticipate,” “estimate,” “project,” “propose,” “plan,” “intend,” and similar words and expressions. Statements that describe our future strategic plans, goals, or objectives are also forward-looking statements.

Readers of this report are cautioned that any forward-looking statements, including those regarding our management’s current beliefs, expectations, anticipations, estimations, projections, proposals, plans, or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties. The forward-looking information is based on present circumstances and on our predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences from those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. The forward-looking statements included in this report are made only as of the date of this report. We are not obligated to update such forward-looking statements to reflect subsequent events or circumstances.

Introduction

We are a Company engaged in the sale, marketing and distribution of innovative lifestyle enhancement products and complimentary goods that target millennials and progressive thinkers of Generation X and Y. We generate our revenues from the distribution of our products to sub-distributors, wholesalers, and/or third party retailers, as well as from the direct sale of our products to consumers via various websites or via other online affiliate or third-party websites. Payment for our direct on-line sales is made through online integrated shopping carts that accept a wide range of online payment methods, including PayPal and credit cards. Our current flagship products are the Sayber X automated self-stimulation device for men and the X-Ring controller, which together anchor our first lifestyle enhancement offering being the complete Sayber X line of products. The Sayber X is a wearable, automated, blue tooth and software integrated sexual stimulation device which enables the user to engage in self-stimulation either alone or with a partner using the X-Ring controller remote control device and related software.

During the quarter ended July 31, 2017, we have continued to generate sales while pursuing the development of our sales and distribution channels for the SayberX line of products, while also investigating other opportunities that exist to add further innovative lifestyle enhancement products and complimentary goods to our future offerings. Discussions have been engaged with various types of product and service providers in terms of establishing formal working relationships with them, yet these discussions still have not resulted into a material agreement, and there can be no assurance that we will have any formal agreement with any additional party at all.

Results of Operations

Comparison of the Three and Nine Months Ended July 31, 2017

with the Three and Nine Months Ended July 31, 2016

We had gross revenue of $165,102 and $492,786, respectively, for the three and nine months ended July 31, 2017 and $nil and $nil, respectively, for the three and nine month ended July 31, 2016.

Our general and administrative expenses from continuing operations for the three and nine months ended July 31, 2017, were $13,843 and $56,971, respectively, as compared to $3,081 and $19,611, respectively for the comparable three and nine month periods ended July 31, 2016.

Our marketing expenses from continuing operations for the three and nine months ended July 31, 2017, were $34,904 and $113,994, respectively, as compared to $103,029 and $182,570, respectively for the comparable three and nine month periods ended July 31, 2016.

Overall, we have a net loss of $53,723 and $148,154for the respective three and nine months ended July 31, 2017, as compared to a net loss of $119,999 and $260,514for the respective corresponding three and nine month periods of the preceding year.

Liquidity and Capital Resources

As of July 31, 2017, our current assets were $289,577, as compared to $308,729 at October 31, 2016. As of July 31, 2017, our current liabilities were $162,332, as compared to $195,827 at October 31, 2016.

Operating activities used net cash of $335,182 for the nine months ended July 31, 2017, as compared to use of $159,760 for the nine months ended July 31, 2016.

Investing activities used net cash of $nil for the nine months ended July 31, 2017, as compared to use of $330,000 for the nine months ended July 31, 2016.

Net cash of $179,182 was provided by financing activities during the nine months ended July 31, 2017, as compared to $508,459 net cash provided during the comparable nine months ended July 31, 2016. Financing activities during both the nine months ended July 31, 2017 and July 31, 2016 comprised of proceeds of issuance of share capital of $87,500 for the nine months ended July 31, 2017 as compared to $501,250 for the nine months ended July 31, 2016, net proceeds from loan of $101,780 for the nine months ended July 31, 2017 as compared to $nil for the nine months ended July 31, 2016 and net repayment of advances from shareholders of $10,098 for the nine months ended July 31, 2016 as compared to advances of $7,209 for the nine months ended July 31, 2016

Our current balances of cash will not meet our working capital and capital expenditure needs for the whole of the current year. Because we are not currently generating sufficient cash to fund our operations, we will need to rely on external financing to meet future capital and operating requirements. Any projections of future cash needs and cash flows are subject to substantial uncertainty. Our capital requirements depend upon several factors, including the rate of market acceptance, our ability to get to production and generate revenues, our level of expenditures for production, marketing, and sales, purchases of equipment, and other factors. We can make no assurance that financing will be available in amounts or on terms acceptable to us, if at all. Further, if we issue equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences, or privileges senior to those of existing holders of common stock, and debt financing, if available, may involve restrictive covenants that could restrict our operations or finances. If we cannot raise funds, when needed, on acceptable terms, we may not be able to continue our operations, grow market share, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, all of which could negatively impact our business, operating results, and financial condition.

Going Concern

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit, and has had no positive cash flows from operations. It is the Company’s intention to raise additional equity to finance development of a market for its services until positive cash flows can be generated from its operations. However, there can be no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company and management has determined that there is substantial doubt as to the Company’s ability to continue as a going concern. Such limitations could have a material adverse effect on the Company’s business, financial condition or operations, and these financial statements do not include any adjustment that could result. Failure to obtain sufficient additional funding would necessitate the Company to reduce or limit its operating activities or even discontinue operations.

Critical Accounting Policies and Estimates

Income Taxes

Deferred income tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities, operating loss, and tax credit carryforwards, and are measured using the enacted income tax rates and laws that will be in effect when the differences are expected to be recovered or settled. Realization of certain deferred income tax assets is dependent upon generating sufficient taxable income in the appropriate jurisdiction. The Company records a valuation allowance to reduce deferred income tax assets to amounts that are more likely than not to be realized. The initial recording and any subsequent changes to valuation allowances are based on a number of factors (positive and negative evidence). The Company considers its actual historical results to have a stronger weight than other, more subjective, indicators when considering whether to establish or reduce a valuation allowance.

The Company continually evaluates its uncertain income tax positions and may record a liability for any unrecognized tax benefits resulting from uncertain income tax positions taken or expected to be taken in an income tax return. Estimated interest and penalties are recorded as a component of interest expense and other expense, respectively.

Because tax laws are complex and subject to different interpretations, significant judgment is required. As a result, the Company makes certain estimates and assumptions in: (1) calculating its income tax expense, deferred tax assets, and deferred tax liabilities; (2) determining any valuation allowance recorded against deferred tax assets; and (3) evaluating the amount of unrecognized tax benefits, as well as the interest and penalties related to such uncertain tax positions. The Company’s estimates and assumptions may differ significantly from tax benefits ultimately realized. As the Company is incorporated in the British Virgin Islands and operates from Hong Kong it is subject to Hong Kong income taxes on income earned in Hong Kong.

Share Issuances for Services, Debt Instruments and Interest

The Company issues instruments to non-employees for the receipt of goods and services, and, in certain circumstances the settlement of shortterm loan arrangements. The applicable GAAP establishes that share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. In these transactions, the Company issues unregistered and restricted equity instruments.

When unregistered common shares are issued for the settlement of short-term financing arrangements (that are not initially convertible), the reacquisition price of the extinguished financing arrangement is determined by the value of the debt which is more clearly evident, and no additional inducement expense is recognized.

In situations in which the Company issues unregistered restricted common shares in exchange for goods and services, and the value of the goods and services are not the most reliably measurable, the Company recognizes the fair value of the unregistered restricted equity instruments based on the value of similar instruments issued in private placements in exchange for cash in the most recent transactions (a Level 2 input within the GAAP hierarchy). The Company has determined this methodology reflects the risk adjusted fair value of its unregistered restricted equity instruments using a commercially reasonable valuation technique.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the fiscal year. The Company makes estimates for, among other items, useful lives for depreciation and amortization, determination of future cash flows associated with impairment testing for long-lived assets, determination of the fair value of stock options and warrants, determining fair values of assets acquired and liabilities assumed in business combinations, valuation allowance for deferred tax assets, allowances for doubtful accounts, and potential income tax assessments and other contingencies. The Company bases its estimates on historical experience, current conditions, and other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates and assumptions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officers (our “Certifying Officers”) , as appropriate, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of July 31, 2017, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of July 31, 2017, our disclosure controls and procedures were not effective.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2017, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 5. OTHER EVENTS

Not applicable

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	Attached

Item 32	Section 1350 Certifications
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer) and (Chief Financial Officer)	Attached

Item 101	Interactive Data File
101	Interactive Data File	Attached

_______________

*	All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant

XPLOSION INCORPORATED

Date: September 19, 2017	By:	/s/ NICHOLAS GALAN/s/
Nicholas Galan
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

