Form 10-K
period 2017-10-31
XPLOSION Inc
filed 2018-04-27
CIK 1694688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2017

Commission File Number 333-215568

Xplosion Incorporated
(Exact name of registrant as specified in its charter)

Nevada	30-0942823
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Suite 223 468 North Camden Drive
Beverly Hills, CA	90410
(Address of principal executive offices)	(Zip Code)

1-310-601-3080
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
n/a	n/a

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $0.001
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of April 30, 2017, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the issuer was $4,618,750

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 27, 2018, registrant had 49,560,600 shares of issued and outstanding common stock, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE: None.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements about the future, sometimes referred to as “forward-looking” statements. Forward-looking statements are typically identified by use of the words “believe,” “may,” “could,” “should,” “expect,” “anticipate,” “estimate,” “project,” “propose,” “plan,” “intend,” and similar words and expressions. Statements that describe our future strategic plans, goals, or objectives are also forward-looking statements.

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

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our” and “our company” refer to Xplosion Incorporated

PART I

ITEM 1. BUSINESS

Background

We were incorporated in the State of Nevada on October 6, 2015. We are a development stage company engaged in the sales, marketing and distribution of innovative lifestyle enhancement products and complimentary goods that target millennials and progressive thinkers of Generation X and Y. On December 7, 2015, we entered into an Exclusive Global Rights Agreement, since amended to non-exclusive rights, with Interactive Holdings Limited pursuant to which we acquired the exclusive global distribution license for the sales, marketing and distribution of the Sayber X line of self-stimulation devices for men and couples. Our initial flagship products are the Sayber X automated self-stimulation device for men and the X-Ring controller, which together anchor our first lifestyle enhancement offering being the current Sayber X line of products. The Sayber X is a wearable, automated, blue tooth and software integrated sexual stimulation device which enables the user to engage in self-stimulation either alone, or with a partner using the X-Ring controller remote control device and related software.

From October 6, 2015 (date of inception) to the year ended October 31, 2016, we had no revenues and realized a net loss of $362,941. As at October 31, 2017, we had realized revenues of $497,804 and an accumulated deficit of $940,057. We intend to continue to generate our revenues from the distribution of our products to sub-distributors, wholesalers, and/or third-party retailers, as well as from the direct sale of our products to consumers via various online platforms or third-party websites. Payment for direct on-line sales will be made through online integrated shopping carts on the manufacturer website or on those of third-party retailers that accept a wide range of online payment methods, including PayPal and credit cards. As at October 31, 2016 and October 31, 2017, we had total assets of $625,396 and $147,644, respectively. Over the next 12 months, we intend to accelerate the marketing and sale of our Sayber X line of products. We also intend to seek and pursue other opportunities that can in turn lead to the development, acquisition, sales or distribution of further lifestyle enhancement products to add to our overall offering.

Our executive offices are currently located at Suite 223 – 468 North Camden Drive, Beverly Hills, CA 90210. Our phone number is 1-310-601-3080. Our fiscal year end is October 31. Our registered and records office is the address of our corporate resident agent in Nevada, GKL Registered Agents/Filings, Inc., located at 3064 Silver Sage Drive, Suite 150, Carson City, NV 89701 (Telephone: 1 (775) 841-0644, Facsimile 1 (775) 841-2065.

Our auditors have issued an audit opinion which includes a statement describing their doubts about whether we will continue as a going concern.

Our Company and Our Business

We were incorporated in the State of Nevada on October 6, 2015. We are a development stage company engaged in the sale, marketing and distribution of innovative lifestyle enhancement products and complimentary goods that target millennials and progressive thinkers of Generation X and Y. We have acquired the URL address www.xplosionx.com. We plan to continue to generate our revenues from the distribution of our products to sub-distributors, wholesalers, and/or third party retailers, as well as from the direct sale of our products to consumers via link to the manufacturer website at www.SayberX.com, or via various other online affiliate or third-party websites. Payment for direct on-line sales will be made through online integrated shopping carts on the manufacturer website or on those of third-party retailers that accept a wide range of online payment methods, including PayPal and credit cards. Our flagship products are the Sayber X automated self-stimulation device for men and the X-Ring controller, which together anchor our first lifestyle enhancement offering being the complete Sayber X line of products. The Sayber X is a wearable, automated, blue tooth and software integrated sexual stimulation device which enables the user to engage in self-stimulation either alone or with a partner using the X-Ring controller remote control device and related software.

On December 7, 2015, we entered into an Exclusive Global Rights Agreement with Interactive Holdings Limited pursuant to which we acquired the exclusive global distribution license for the sales, marketing and distribution of the Sayber X line of products for men and couples. The agreement was subsequently amended on July 27, 2016 and September 27, 2017 and is now non-exclusive. In consideration of the license, we paid an aggregate of $400,000, plus an additional $100,000 which was advanced as an interest bearing loan to Interactive Holdings Limited, with the $500,000 total funding provided to be used to finance the development and commercialization of the Sayber X and X Ring. The loan portion of the investment will accrue interest at the rate of 2% per month, subject to applicable default interest should the principal and accrued interest due not be paid at the maturity (due) date. The loan was due January 31, 2017 and is currently in default. Interest has been calculated in accordance with the default provisions of the loan agreement – 10% for the first 30 days of default; 15% for the second 30 days of default; and 20% for the third 30 days of default. The loan receivable of $100,000 and accrued interest of $31,122 have been expensed as a bad debt in the year ended October 31, 2017 and we have determined that the remaining unamortized value of the distribution agreement has become impaired, resulting in the recognition of an impairment loss of $216,671 in the year ended October 31, 2017

The initial term of the license is four years with an end date of December 31, 2019, following which we will have a right of first refusal to purchase an additional 5 year license exercisable by giving notice to the licensor not less than 90 days prior to the expiration of the term. Neither the duration of the license nor the right of first refusal to extend the license is subject to any minimum purchase targets or quotas; we must only make any minimum purchases in order to maintain the agreement. It was understood that minimum sales targets were to be set and mutually agreed upon between the manufacturer and our Company, under the initial exclusive agreement, but no such targets were ever formally established and now that the agreement has been amended to a non-exclusive status no such targets shall exist. The original exclusive agreement provided that our gross profit on wholesale sales of SayberX must be limited to 10% of our wholesale cost, but since amendment to non-exclusive no such 10% cap on profit exists. There is no similar cap, nor has there ever been, for direct sales made through our website. For as long as we are not in default of payment under the agreement, we may terminate our license by with not less than 90 days’ notice. The manufacturer is entitled to terminate the agreement by giving 30 days’ notice in the event of our monetary breach in excess of $5,000, 45 days’ notice in the event of our uncured, non-monetary material breach, 60 days’ notice in the event that we unintentionally provide inaccurate sales information, or without notice in the event that we intentionally provide inaccurate sales information.

As additional conditions of the license, we agreed to engage Mr. Andrew Smith and Mr. James Proctor, the principals of the licensor, as sales and distribution consultants for a term of 3 years. In consideration for their consulting services we will pay to each Mr. Smith and Mr. James a fee of 7.5% of our annual gross profits derived from the sale of the Sayber X products, plus a bonus of 2.5% of annual gross profits if certain sales targets are reached. Sales targets were to be mutually determined by the parties, however no targets were actually established. The consultants’ duties included, among others, website and stock management system design, development and maintenance, product management and distribution, ancillary product and instruction development and marketing, trade shows, and sales and sales staff management. During the year ended October 31, 2017 the agreement engaging Mr. Andrew Smith and Mr. James Proctor was terminated. Upon termination the Company paid the consultants in full for their commissions due.

On February 8, 2016, we entered into a Consulting Agreement with Throb LLC, a firm with expertise in the pre-marketing and development of infrastructure channels in the sex toy industry. Pursuant to the agreement, we engaged Throb LLC, for a term of nine months to assist with our various sales and marketing efforts. Throb LLC’s services included assistance in our preparation for the pre-order soft launch of Sayber X products. In consideration of the services, we paid to Throb LLC an aggregate of $44,000. The agreement terminated on November 8, 2016. Pursuant to the agreement, we also agreed to pay to Throb LLC 8.5% of any gross profit derived during the 9 months ending August 8, 2017 from the sale of Sayber X products in North America, or from any information (such as mailing lists, vendor referrals or similar information) supplied by the consultant during the provision of services. To date no gross profit has been earned nor was due to be paid to the consultant.

On August 30, 2016, we entered into an Exclusive Distribution Agreement with Vibe 9 Ventures Ltd., pursuant to which we granted to Vibe 9 Ventures, as sub-distributor, the exclusive right to market, distribute and sell the Sayber X line of products in the territories of China, (including Hong Kong) Japan, and Taiwan, until December 31, 2019. Thereafter Vibe 9 Ventures shall have a right of first refusal to renew for an additional five (5) year term upon the terms proposed by Xplosion, subject to Vibe 9 Ventures’ compliance with the terms of the agreement. During the initial term Vibe 9 Ventures was to have annual target quotas, including minimum sales requirements of $2,125,000 during year 1, increasing by 66% in year 2, and by an additional 60% in year 3. We have not received any consideration from Vibe 9 Ventures in exchange for the distribution rights granted. This agreement was terminated on September 26, 2017. During the duration of the agreement, Vibe 9 Ventures paid a total of $450,000 (which is included in our gross revenue for the year ended October 31, 2017) for and received 3,000 units.

On October 1, 2016 we entered into a Consulting Agreement with Panasia Consulting Corp. for business development and marketing services.. Pursuant to the agreement we have retained the services of Panasia Consulting for a term of 15 months (ending on December 31, 2017) to assist our Company with the identification and development of sales distribution channels and strategic partnerships. We were to pay an aggregate of $150,000 ($10,000 per month) to Panasia Consulting in consideration of the services. $30,000 was paid on execution of the agreement specifically to cover months 1, 14, and 15 of service. The balance was paid in monthly installments of $10,000 due by the first 15 days of months 2 through 13 of the term. The contract was paid in full by the Company to the end of the term and the Company and the Consultant have now extended the contract for an additional 12 months starting February 1, 2018 with a further 12 month renewal option under the same fee structure ($10,000 per month).

From October 6, 2015 (date of inception) to the year ended October 31, 2016, we had not generated any revenues and realized a net loss of $362,941. For the year ended October 31, 2017 we had recorded revenue of $497,804, gross profit of $52,375, and an accumulated deficit of $940,057. We intend to generate our revenues from the distribution of our products to sub-distributors, wholesalers, and/or third party retailers, as well as from the direct sale of our products to consumers via various online platforms or third-party websites. To date our revenues have consisted of $47,804 from direct e-commerce sales (9.6% of revenues) and $450,000 in wholesale sales (90.4% of total revenues). Our exclusive global license agreement with Interactive Holdings initially limited our gross margin from wholesale sales to 10% of product cost, however revised as a non-exclusive agreement no such cap exists. There is no contractual cap on our gross margin from direct sales. Payment for our direct on-line sales is made through online integrated shopping carts managed by the manufacturer, online affiliates or third-party retailers that accept a wide range of online payment methods, including PayPal and credit cards. On October 31, 2017, we had total assets of $147,644 which included current assets of $147,644. Over the next 12 months, we intend to accelerate the marketing and sale of our Sayber X line of products. We also intend to seek and pursue other opportunities that can in turn lead to the development, acquisition, sales or distribution of further lifestyle enhancement products to add to our overall offering.

On November 1, 2016 we entered into a Loan Agreement with Best Uni Peak Services Inc. pursuant to which we obtained an interest-bearing revolving loan facility of up to $150,000. The loan, due on or before October 31, 2018, is unsecured and with interest of 2% per month, calculated based on the amount of principal outstanding at the end of each month, due on repayment. If the total principal outstanding and accrued interest is not paid at maturity we are required to make a Default Payment consisting of 4.49% of the total of issued and outstanding shares of our Company at that date. A net of $147,680 has been advanced through October 31, 2017. To date, $85,000 of the proceeds of this loan facility have been deposited in partial payment for the manufacture and delivery of 1,000 product units, described below. $25,500 of the loan proceeds have been advanced to Interactive Holdings Ltd. as part of a $100,000 interest bearing loan. The balance of the loan proceeds has been applied to general and administrative expenses. We intend to apply any future proceeds advanced under the Loan Agreement toward the purchase of additional product units, for marketing expenses, and for general and administrative expenses, as required from time to time.

As of October 31, 2017 we have paid for, and taken delivery of, 1,000 units of inventory. The total purchase price of the units is $149,990 ($149.99 per complete package set inclusive of a SayberX unit and a SayberX ring). We had a total of 757 units on hand as at October 31, 2017 with 243 units sold.

Our offices are currently located at Suite 223 – 468 North Camden Drive, Beverly Hills, CA 90210, and our telephone number is 1-310-601-3080. Our fiscal year end is October 31. Our corporate resident agent in Nevada is GKL Registered Agents/Filings, Inc. located at 3064 Silver Sage Drive, Suite 150, Carson City, NV 89701 (Telephone: (775) 841-0644, Facsimile (775) 841-2065.

Products and Services

Our flagship products are the Sayber X automated self-stimulation device for men and the X Ring controller, which together anchor our first lifestyle enhancement offering, being the complete Sayber X line of products. The Sayber X is a wearable, automated, blue tooth and software integrated sexual stimulation device which enables the user to engage in self-stimulation either alone, or with a partner using the X-Ring controller remote control device and related software.

Below Figures 1 through 19 are marketing and instructional images and captions illustrating the design, features and operation of the Sayber X and X Ring controller, and well as our planned customer service and fulfillment policies.

Figure 1. Sayber X Marketing Image

Development of the Sayber X

Planning and development of the Sayber X line of products began in early 2014. By November 2015 a team consisting of an electronics engineer, an industrial product designer, software developers, prototyping specialists, and manufacturing partners had refined the proof of concept and completed extensive prototyping, simulation and stress testing, engineering evaluation, and design refinement in order to optimize performance and durability. By January 2016, component suppliers and manufacturers had been identified and assessed for quality control by an assembly factory team, after which tooling of factory parts and assembly of units was completed for additional testing and quality control evaluation. Through the Spring and Summer of 2016 a second round of extensive simulation, stress testing, and refinement of parts tooling were completed. Manufacturing & safety certifications were also obtained for targeted sales markets. In September, 2016 a successful pre-mass production assembly run of 100 units was completed to test the consistency of build quality and the parts supply chain. Ongoing durability was performed to the 100 unit pre-production assembly run units, and as of November 2016, the design was approved for full scale production.

Figure 2. The soft, flesh-like inner chamber strokes up-and-down automatically.

Figure 3. The motion tracking X Ring remotely controls your stroke.

Figure 4. Design Features and Function of the Sayber X.

10

Figure 5. Operation of the Sayber X.

11

Figure 6. X Ring Features

Two stretchable ring bands for finger sizes S/M, and M/L, plus an extra band that fits on your favorite sex toy.

Share screen names and authorize the connection with the free app available on iOS and Android, to safely enjoy remote intimacy with anyone you like.

Figure 7. Custom design & precision engineered from the inside out, better than batteries, the high-torque brushless motor runs on wall power, allowing unlimited run-time to make sure you're satisfied.

Power	12 volt DC (plugs into the wall - no battery)
Motor	The custom made high-torque, high-power, brushless motor drives a fixed wheel piston in the wave guide, converting rotational motion into powerful stroking action.
Metal Chassis	Powder Coated Steel
Connectivity	Bluetooth
SayberSkin	High quality Silicone (safe and phthalate-free) thermoplastic rubber (TPR). Safe with water-based, silicon-based, and any other lubes.
App Compatibility	iOS, Android

Figure 8. Design Features of Sayber X

13

Figure 9. Production Images of Sayber X.

FREQUENTLY ASKED QUESTIONS

Can I use the app anonymously?

The privacy level is up to you.

You connect via screen name only, and can approve or deny any request.

How durable is it?

The brushless motor is rated for more than 5,000 hours of use.

Can I use any ring with any Sayber X?

Any X Ring can control any Sayber X(es) that grants permission.

Figure 10. Marketing Image, Frequently Asked Questions about Sayber X.

What is it?	High-power, automatic sexual simulator for men, with motion tracking remote control that works over the internet.
Who created it?	Brain-child of a product designer and mechanical engineer working directly with a global development team of over 20 technical experts.
How much does it cost?	Starting at Retail pricing of $249 USD for the Sayber X and $49 USD for the remote control X Ring.
What do we get when we order?	Sayber X Solo includes a free sample lube (GUNOIL), power cable, quick guide instructions. Upgrade to the Sayber X Complete Package to receive the X-Ring, too.

Figure 11. Marketing Image, About Sayber X.

Why does the device have a power cable rather than running on batteries?	The motor is custom made with such high torque that it would require very large batteries that would have to be frequently changed/charged.
What lubrication should I use?	You can use ANY silicon or water-based lubricants; (however, we recommend GUN OIL products so much that we include them with your order).
Can I use the male device on its own?	Yes, can be used on its own with the control buttons, or motion controlled by a partner from anywhere in the world using the ring.
What sizes do you offer?	One size accommodates 90% of men.
Is it comfortable / attractive / discreet?	Sayber X feels great, is easy to handle and is designed with style. It doesn't look like a sex toy or anything else on the market.
Which option is best for me?	The Complete Package has all you need for solo and interactive play. The Sayber X and X-Ring are a perfect pair.

Figure 12. Marketing Image, Sayber X Features Explained.

How do I adjust the X Ring band to fit my finger?	There are 2 stretchy ring bands included for S/M and M/L finger sizes and 1 jumbo band for toys and more.
How do I turn the X Ring on and off?	As soon as you move the X Ring, it turns on and connects via Bluetooth. If no movement is detected after 5 minutes, the X Ring shuts off.
Can I purchase the X-Ring on its own?	Yes.
How do I replace the battery?	Simply remove the casing at the back of the ring, replace the battery, and then refit the casing.
How do I know what the battery power level is?	There is a battery level indicator in the app when the ring is connected.
How do I know that the X Ring is turned on?	When you connect to the app and select "Pair Device," you'll see your ring name in the section under the label of "X Ring."
Is the Ring waterproof?	The X Ring is splash-resistant, but please take appropriate care.
How do I purchase just the Ring on its own?	Rings and new straps are available.
How long is the warranty on the X Ring?	1 Year worldwide warranty on electronic parts.
Does the X Ring vibrate?	The X Ring does not vibrate but it can be attached to sex toys that do vibrate.

Figure 13. Marketing Image, X Ring Features Explained.

What is the tech breakthrough of Sayber X?	The synchronized movement between the X Ring and the Sayber X paired with the unique drive mechanism delivers the closest feeling to real sex - feel what you see.
What is the battery life? Hours of continuous use? How to charge?	There is NO Battery at all. The Sayber X plugs in and never runs out of power.
What are the dimensions and weight?	262 x 140 x 83 mm (10.3 x 5.5 x 3.3 in), 1.3 kg (2.9 lbs)
How does it work?	The soft flesh-like inner chamber strokes for your pleasure in time with the motions of the control ring.
What kind of sensors are you using?	Sayber X uses a custom designed Bluetooth and accelerometer tracking for real time motion control.
Will there be updates to the app in the future?	Yes, frequently - there are a lot of new features that we are excited to roll out.
How does it connect?	The device connects to your phone via Bluetooth, and uses your phone connection to securely connect to the Internet, finding other Sayber X devices.
Is it waterproof?	The inner chamber pops-out with two clicks, and is waterproof for easy washing. The main unit is not waterproof as it plugs in.

Figure 14. Marketing Image, Sayber X Technology Explained.

I can't find my Ring but want to control a Sayber X. Is this possible?	Yes, you can choose to use the app manually without the X Ring. Users are able to control the speed by pressing "faster" or "slower."
Is the app free? Which phones does it work with?	Yes, the free app is available for iOS and Android phones with Bluetooth 4.0 or later.
When will the app be available?	The free app is already available for iOS in the App store and coming soon to Android app markets.
Is my account anonymous?	The privacy level is up to you. You connect via Screen name only, and can approve or deny any request.
How does the device connect to the app?	Via Bluetooth.
Will there be updates available through the app?	Users get free updates for life to the Sayber X app as they become available
When my device is being controlled by a partner can I adjust the speed and/or stop the device motion?	Yes, you can override your device when it's being controlled by a partner by pressing the speed buttons, or stop by pressing the power button.
Can I use the app and use video/audio calling software at the same time on the same device?	Yes you can.

Figure 15. Marketing Image, Sayber X Software Application Explained.

How do I set it up?	Connect to the power cord, lubricate your erect penis and power on. Select your desired speed or connect with another users X Ring.
What if it feels too good?	Pressing the power button quick-stops the unit at any time. You can also slow it down to prolong your pleasure.
How do I remove the inner sleeve from the device for cleaning?	Use the quick release clips to eject the shell and easily remove the inner sleeve for cleaning.
How long should the inner sleeve last before needing replacement?	At least 50 uses, more if used and cleaned with care.

Figure 16. Marketing Image, Sayber X Operation Explained.

How old do I have to be to order?	18+ only.
Where can I use it?	Anywhere private, near a plug.
What safety certifications do you have?	Sayber X has been extensively tested for safety. It presently has full and complete UL/FCC/CE/CI Safety Certifications to cover product sales in the North American and European markets.
How durable is it?	The brushless motor is rated for more 5,000 hours continuous use.
How is my privacy protected?	All you provide is an email address; you choose your username and password. We also use our own server with built in security.
Can someone watch or listen to me?	Only if you let them through a separate video or audio application.

Figure 17. Marketing Image, Sayber X Safety and Regulation explained.

Will my order be packaged discreetly?	Yes, the Sayber X will be shipped with discreet packaging.
When does shipping begin?	Shipping began in February, 2017
When can we expect it to reach our doorsteps?	Depending on when you order it will be delivered within 30 to 45 days, subject to availability of inventory.
Where can I have it delivered?	Worldwide, excluding countries where sex toys are illegal.
How much is shipping?	$10 USA, $25 Worldwide
Do I have to pay VAT / GST?	No, all taxes are included.

Figure 18. Marketing Image, Sayber X Shipping Facts Explained.

Is there a warranty?	6 month mechanical and 24 month unconditional warranty on the motor, and electronic parts. (on manufacturing defects)
Are my card and personal details protected when I provide them to you for payment?	Yes, they are secured with encryption and HTTPS.

Figure 19. Marketing Image, Sayber X Customer Service Explained

Sales and Marketing Strategy

The Company undertood a number of initial specific marketing initiatives. Following the execution of the original Exclusive Global license Agreement, the Company entered into consultant agreements with the founders of Sayber X products to manage and oversee the marketing activities of Xplosion Incorporated.

In January 2016 the Sex Toy Expos were attended by Xplosion consultants with a view to gaining interest from the CAM Model industry, Online retailers and Industry advisors.

On February 8, 2016, we entered into a Consulting Agreement with Throb LLC, a firm with expertise in the pre-marketing and development of infrastructure channels in the sex toy industry. Pursuant to the agreement , we engaged Throb LLC, for a term of nine months to assist the Company and its other consultants with our various sales and marketing efforts. Throb LLC’s services included assistance in our preparation for the pre-order soft launch of Sayber X products

During April 2016 through June 2016, Xplosion, together with its consultants, conducted the following marketing activities:

•

Our consultants met and demonstrated the Sayber X products with various online and print publications, Journalists, Adult industry companies, Celebrities, Major traffic influencers, Adult marketing companies, Affiliate experts, Sex Toy retailers and distributors all of whom expressed a potential interest in working with Sayber X products in some form.

•	We conducted surveys to fine tune our messaging for pre-product launch paid advertisements to be distributed to mailing lists;

•

A competition was trialed using a social platform “Queue”. It was a social sharing competition for points there were 2300 participants to the competition First prize being a Sayber X unit, 2nd prize being X-rings (5) and the 3rd prize was to a 1000 runner up competitors who were eligible for an additional 5% discount on the pre order cost of the products.

•	We tested creative advertisements on social media platforms to gain traffic, awareness, wait list sign ups and pre order conversions

•

Discreet advertisements aimed at long distance couple and singles were placed on social media platform Facebook. This content is non adult, and non-graphic in nature due to Facebook content restrictions.

•	Paid advertisements were tested across adult platforms to gather data on converting traffic from the adult sites to our indiegogo page and Sayber X.com website and analyzing data and conversion rates.

•

In May 2016 the public relations firm, Lotus 823 contracted with Xplosion to work on Public relations for the Sayber X products. With Lotus 823 we designed and, in September 2016, launched, a campaign on the crowdfunding website, Indiegogo.com. Xplosion proceeded to successfully accept nearly $20,000 USD in pre-sales orders through the Indiegogo campaign, exceeding our campaign target of $16,000 USD in pre-sales.

•	Assisted the manufacturer to design and launch it’s primary product website, SayberX.com.

•

During May through August 2016, a three minute presentation video was shot, edited and re-edited to Final Cut to be included on the Indiegogo campaign page and SayberX.com. All footage is proprietary and the property of our Company and may be used for future versions.

In addition to the above described prior consulting arrangements, we intend to employ a range of ongoing, complimentary marketing tools and initiatives going forward. These initiatives include but and not limited to the use of the following tools and strategies:

Search Engine Optimization (SEO)

Search engine optimization (SEO) is the process of maximizing the number of visitors to a particular website by ensuring that the site appears high on the list of results returned by a search engine. Among other techniques, optimizing a website may involve editing its content, HTML and associated coding to both increase its relevance to specific keywords and to remove barriers to the indexing activities of search engines. Optimization of our website is an ongoing process as we are working on fine tuning our messaging and looking at what keywords will work best to establish our SEO strategies and progress.

Microsite

A microsite is an individual web page or a small cluster of pages that act as a separate entity for a brand. The microsite's main landing page can have a separate domain from the main brand website or can be a subdomain of the main brand website. We intend to develop microsites associated with our products in order to drive traffic to our online retail sites.

Conversion optimization

Conversion optimization is the process of designing websites to encourage visitors to take an action that you want them to take, such as signing up for an email newsletter, creating an account with a login and password, making a purchase, or downloading an app. We collect and analyze user data from our website on an ongoing basis to optimize user experience and conversion.

Affiliate programs

Affiliate marketing is a type of performance-based marketing in which a business rewards one or more affiliates for each visitor or customer brought by the affiliate's own marketing efforts. We have conducted preliminary beta testing on affiliate programs and intend to thoroughly explore this strategy once we are able to ship our products immediately following sale. The current lag between product sale and shipping would require us to pay affiliate commission before products have been shipped. Therefore we do not anticipate relying on affiliate programs until our cash flow is sufficient to accommodate pre-payment of commissions.

Mainstream adult paid advertising

We have tested mainstream adult paid advertising and, although the traffic and click through rates have been very promising due to the nature of the type of user targeted, conversion into sales has been limited due to extended shipping and delivery times. We now intend to use the data collected and resume this exercise as Sayber X production has ramped up and can now expectedly be shipped in an acceptable time window during 2018.

Using multiple domains as review sites to generate traffic

Using multiple, related internet domains to drive traffic to a single website is a common method of increasing website traffic. However, this strategy requires funding to produce or acquire and maintain domain content. Although we believe that a multiple domain strategy will be beneficial in the long term, we do not intend to invest in multiple domains until we have established an online retail presence.

Moving Forward

We have now taken delivery of sufficient inventory to fulfill pre order sales, and any near-term direct to consumer shipping sales to be made. Until additional inventory is available, we are focused on promoting the product using direct to consumer on line marketing efforts and through the placement of additional inventory to our sub-distribution channels. We continue to test additional marketing channels and to fine tune the messaging for our Sayber X product offering. We will look to achieve sales growth during 2018, build awareness and engage with our target market and the adult industry.

Potential Partnerships

Adult content Platform

The Company itself has now began direct conversations regarding collaborative business efforts to market and distribute the SayberX product with another of the largest on line service providers in the adult sector.

This potential partnership could give Xplosion access to a vast number of the Cam company’s target users in the adult market to generate sales. However, as at the date of this filing, no definitive agreement has been reached.

Gun Oil personal lubricants

Interactive Holdings, the manufacturer of Sayber X, has itself directly entered into a partnership with the manufacturer of the personal lubricant, Gun OilR, such that each Sayber X product package will include a package of Gun Oil for the duration of the partnership. This is an ongoing partnership which aligns the Sayber X product with a credible and established lubricant company.

Online retail partners

Xplosion has already begun to approach some of the largest online retailers in the adult toy online space and a majority of them have expressed great interest in learning more about the products and in the potential of using such on-going dialogue as means to working towards being able to negotiate terms for selling and marketing the products through their channels at some time in the future.

We intend to maintain and implement an on-going diversified media marketing strategy that continues to always build upon product and brand awareness, consumer engagement, product adoption, and sustained sales and growth. We anticipate that our marketing strategy will include following components:

Phase 1--Awareness

•	Electronic Media Buying (adult webcam sites, video sites, online forums and communities)
•	Email partnership (email list purchases, product placement)
•	Sponsorships (adult performer sponsorships, event sponsorships)
•	Social Media Campaigns
•	Digital Press Releases
•	Review Key Performance Indicators including media reach, website visitors, email click-through rate & email open rate)

Phase 2—Engagement

•	Web & Mobile interaction with customers
•	Email communications with customers
•

Review Key Performance Indicators including website click-through rate analysis, frequency of email subscriptions, user registration & download rates, user bounce rate (represents the percentage of visitors who enter the site and then leave or "bounce", rather than continuing on to view other pages within the same site).

Phase 3—Adoption

•	Purchases
•	Email sign ups
•	Subscriptions
•	Review Key Performance Indicators including purchases, email sign ups, subscriptions.

Phase 4—Advocacy

•	Creative Advertising Campaigns
•	Viral advertising through social networking platforms
•	Digital Press Releases
•	Review Key Performance Indicators including social networking referral rate, growth of social networking profile, and social networking mentions.

Data from each phase will be collected, collated and segmented in order to calibrate our marketing tools, plan media campaigns, adjust sales procedures, and refine customer service, all toward the end of improving business relationships with customers, assisting in customer retention and driving sales.

Distribution and Fulfillment

Our Global Rights Agreement with Interactive Holdings Limited grants our Company a global distribution license for the sales, marketing and distribution of the Sayber X line of products. In that regard, we aim to distribute the SayberX line of products globally, in any jurisdictions where they may be legally sold. However, we currently endeavor primarily to target consumer markets in the United States, Canada, China, Japan, the UK and continental Europe.

The Company will employ a variety of wholesale and retail distribution strategies adapted to the manufacturing strategies of the product manufacturer, which may vary over time. The bare basics of order fulfillment include customer order processing and distribution from a supply chain. In other words, a customer places an order for a product or service with a supplier. When the supplier delivers the product or service, this is called order fulfillment.

Regarding the shipping and inventory of our products, as at the date of this report, the Company takes delivery of substantially all manufactured products at one of two fulfillment warehouse locations either in Los Angeles or Hong Kong, respectively. These facilities are leased on a month to month basis from third party fulfillment distribution service providers. The current manufacturer of our products also provides warehousing services at our request, provided that we assume ownership and risk of any goods stored on our behalf. In the future, as the product inventory needs increase, the Company may seek to have its own in-house warehousing facility. Products ordered by consumers via on-line purchase will be shipped directly to them from one of the Company’s fulfillment warehouses. The purchasers will pay for the costs of shipping of each individual unit. For large purchase orders made by the Company or by the sub-distributors, units will be priced FOB (free on board) from the Licensor production location, such that the Company or the sub-distributors will then pay for the shipping to their ultimate destinations, whether by air, ocean and land transport. Xplosion assumes ownership and risk for all products shipped directly to sub-distributors from the Licensor production location.

In terms of the actual sales distribution, products will be sold in some form of blend of the following:

Wholesalers

A sound method of distribution for the Company will be to use a wholesaler (sub-Distributor). The Company is targeting relationships is various countries and territories to engage sub-distributors that in turn will be able to themselves either sell direct to consumers in such markets, or else in many cases work with existing retailers (traditional brick and mortar store front type operations).

Retail Outlets

We anticipate that our wholesaler strategy, described above, will provide Xplosion access to one of the most common ways to sell a product which is to place it an existing retail outlet for sale to the public.

Online Sales

We will also aim to capitalize on the growing trend of online shopping by marketing products for direct online sales through the manufacturer and/or others third-party sites. Through direct online sales, the Company can take orders, receive payments and send confirmation all at once using a variety of turnkey e-commerce systems available to sellers. The Company initially stocks inventory and fulfills orders through its third party fulfillment service providers in Los Angeles and Hong Kong. If sales volumes demand, the Company intends to engage additional fulfillment providers, or establish in-house warehousing and fulfillment infrastructure.

Fulfillment

Fulfillment companies will often have different strengths that give them a unique logistical advantage. Some are more focused on speed, such as processing and shipping orders out the same day they are received. Others may focused on very high degrees of order accuracy and facility security. Some will be very well versed in the complexities of international shipping while others will have a focus on customer experience and offer high degrees of packaging customization. As of the date of this report, the fulfillment providers that the Company presently uses, PB&J in Los Angeles for service of the North American market, and EasyShip in Hong Kong for service to the Asian and European markets, offer the Company the warehousing, shipping, inventory management reporting, and overall pricing and billing services it deems fair and appropriate to facilitate it’s current flow of business and orders.

Government Regulation

We are directly and indirectly subject to a wide variety of laws and regulations which we expect will have a material effect on our business.

The Sayber X products have passed, and received safety numbers for the following safety and certification standards:

•

UL Standard for Cord Sets and Power-Supply Cords: UL is a globally recognized safety certification for power supply chords, among other devices. The product manufacture of Sayber X uses only UL certified power supply chords.

•

FCC: The FCC Declaration of Conformity or the FCC label or the FCC mark is a certification mark employed on electronic products manufactured or sold in the United States which certifies that the electromagnetic interference from the device is under limits approved by the Federal Communications Commission.

•

CSA: CSA International certification marks indicate that a product, process or service has been tested to a Canadian or U.S. standard and it meets the requirements of an applicable CSA standard or another recognized document used as a basis for certification.

•

CE: CE marking is a mandatory conformity marking for certain products sold within the European Economic Area (EEA) since 1985. The CE marking is also found on products sold outside the EEA that are manufactured in, or designed to be sold in, the EEA. This makes the CE marking recognizable worldwide even to people who are not familiar with the European Economic Area. It is in that sense similar to the FCC Declaration of Conformity used on certain electronic devices sold in the United States.

General application of Regulation to Wholesaler-distributors and Product Manufacturers

We are a product wholesaler & distributor. Wholesaler-distributors, as well as manufacturers, can be subject to a wide variety of laws and regulations governing product liability. Bodily injury and property damage losses may arise from the product itself, the product packaging, instructions for use, labels, warnings and other "on product" messages. Usually, the manufacturer and not the wholesaler-distributor is held responsible for injury arising from a defective product, because the wholesaler-distributor generally has no control over the design, assembly or quality of the item. However, wholesaler-distributors may be held liable for product defects under certain circumstances, including:

•

wholesaler-distributors that modify, repackage or re-label products may assume a greater liability than those who don't. Modification of the product can include any modification of instructions or warranties;

•	repackaging under the wholesaler-distributor's name may increase the exposure substantially;

•	when a wholesaler-distributor imports products from a foreign manufacturer who does not carry U.S. product liability coverage, they can assume the product liability exposure;

•

if the manufacturer is insolvent or otherwise unavailable (foreign manufacturers with no coverage inside the U.S. for example) the wholesaler-distributor can be held liable for any defect in the product;

•

when the wholesaler-distributor is directly responsible for the defective condition, i.e. if they have damaged the product while repackaging, or by making product modifications, they may be held liable for product liability;

•	if a wholesaler-distributor had knowledge of the defective condition prior to the sale and did nothing, they can be held accountable;

•	if a wholesaler-distributor recommended an unsuitable product for the job they may be liable. (source: National Association of Wholesaler-Distributors)

Market and Competition

According to the Adult Novelty Manufacturers Expo (ANMIE), adult sex toys constituted a $15 billion industry in 2014 and was projected to surpass $50 billion by 2020. According to the independent research firm Technovio, the global sex toys market was estimated at USD 20.82 billion in 2015 and will reach USD 29.07 billion by 2020. Globally, men were the primary buyers of adult toys in 2015, but the trend is changing with the growing acceptance of such products among women. Based on sales from various distribution channels, three out of 10 men purchase sex toys while only one out of 10 women purchase sex toys.

Accordingly, the marketplace for adult sex toys and, in particular, vibrators and other pleasure devices, is intensely competitive. In that regard we will aim to compete with small and large vendors, including self-distributing manufacturers, pure wholesaler-distributors, and online and storefront retailers. These competitors will include such mainstream retailers as Walmart, Rite Aid, CVS Pharmacy, GNC and Walgreens, and prominent manufacturers and distributors of adult sex products such as Bestgreen industrial, BMS factory, Diamond products, Fun Factory, LELO, We-Vibe, Ann Summers, California Exotic Novelties, Crave, Holistic Wisdom, Jimmyjane, Jopen, Love Life Products, MinnaLife, OhMiBod, Vibratex, and Vixen Creations, to name a few. We aim to compete with the online businesses of the aforementioned retailers, as well as pure play e-commerce businesses such as Amazon, Overstock.com Drugstore.com.

Sayber X Competitors

The following section describes some of the most significant producers of self-stimulation devices for men with whom we will aim to compete for market-share.

Fleshlight

•	Description: Manual motion simulated vagina sex toys;

•	Distinction between this product and the Sayber X:

Fleshlight has no automation by motor and electronics - just manual stimulation. Fleshlight does have a product partnership called V- stroker that attaches to a Fleshlight and communicates the speed of the manual movement and interacts with pre-recorded pornographic films which speed up or slow down at the speed at which one masturbates. Fleshlight has also partnered with kiiroo (see below)- Fleshlight provides the inner sleeves for Kiiroo, and Kiiroo products are available on the Fleshlight website.

Tenga

Tenga Inc. was established on March 25, 2005. Tenga offers several product categories. Disposable "Cup" series which are intended for one-time use only (which can be reused if washed correctly. "Flip" series that split open to be easily washable and reusable, compact "Egg" series which resemble Easter eggs and stretch when in use, and "Tenga 3D" series which are intended to be reversed when not in use, showing its geometric patterns. Other accessories include lotions (lubricants), electrical "Tenga Warmers", and "Hole Warmers" (a stick-shaped hand warmer that uses supersaturated sodium acetate).

Tenga

•	Description: Manual motion simulated vagina sex toys

•

Main differences between Tenga and Sayber X: Tenga is not automated and has no Bluetooth, or iOS or android apps. Tenga does offer more products than just masturbators. Their offerings include condoms, vibrators, and hole warmers, among others. Their products are characterized by very technical design, and notably, advanced inner sleeve design.

Autoblow 2

•	Description:

Like a fleshlight but with an inner sleeve that’s more like a thick condom, Autoblow has spring loaded beads that are driven by an electric motor, wheel and rods and rolls up and down the sleeve for the stimulation.

Very noisy, the producer has described the noise level himself as “Car windshield wipers”. (Source: Frequently Asked Questions. (n.d.). Retrieved March 10, 2017, from http://www.autoblow2.com/faq))

•	Main difference between Autoblow and Sayber X: Autoblow does not provide a thrusting motion, only lateral pressure. Not integrated with any software or external devices.

Kiiroo

•

Partnered with Fleshlight to provide the inner sleeves and add some credibility to the brand and utilise Fleshlights traffic (available on fleshlight store) and also adult stars for additional promotion

•

Description: Like a Fleshlight but with electronic squeezing rings that provide a simulated motion of up and down by squeezing in a sequence. Can be paired by software with a sensor-equipped vibrator remote control: stimulus applied to the vibrator is roughly reproduced by the Kiroo.

•

Main difference between Kiroo and Sayber X: Kiroo does not provide a stoking motion, it squeezes in a sequence. If the squeeze is not a sufficient substitute for a stroke the user must manually produce a stroking motion. This can also be done with a Fleshlight or a Tenga, which significantly less expensive than a Kiroo.

Overall Competitive Advantage

We believe that our Sayber X line of products is positively distinguished from directly competitive products due to its technological sophistication, elegant design, and superior performance. It is unique among popular sex toys in the way it operates, and in its use of the motion tracking ring control. We also believe that the Sayber X is at the forefront of personal stimulation device technology, with few comparable products offering online or in person multi-user possibilities.

Employees

Currently, we do not have any employees other than our sole director and officer. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our development programs.

Description of Property and Facilities

Our executive, administrative, and operating offices are located at Suite 223 – 468 North Camden Drive, Beverly Hills, CA 90210.. We believe these facilities are adequate for our current needs. The offices are currently provided to us at a cost of $199/USD/ month. We believe that our office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

Subsidiaries

We do not have any subsidiaries.

Intellectual Property

On December 7, 2015, we entered into an Exclusive Global Rights Agreement (amended on July 27, 2016 and further amended on September 29, 2017 to a Non-Exclusive Agreement) with Interactive Holdings Limited pursuant to which we acquired a global distribution license for the Sayber X line of sexual stimulation products. Our license includes the right to market and sell products incorporating the proprietary Sayber X design, or using the Sayber XTM, X RingTM, and related marks.

LEGAL PROCEEDINGS

On or about February 9, 2018, the Company received notice that it has been served as a co-defendant in a Complaint for Infringement of US Patent 6,368,268. The Complaint alleges that the Company and the co-defendant, Interactive Holdings Limited, have infringed on the Plaintiff’s patent and seek a permanent injunction plus an award of damages.

Emerging Growth Company

We are an Emerging Growth Company as defined in the Jumpstart Our Business Startups Act.

We shall continue to be deemed an emerging growth company until the earliest of:

(A)

the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

(B)

the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement under this title;

(C)	the date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or

(D)	the date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.

Section 404(a)of Sarbanes Oxley requires Issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. Section 404(b) of Sarbanes Oxley requires that the registered accounting firm of the Issuer shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company we are exempt from Section 404(b) of Sarbanes Oxley.

As an emerging growth company we are exempt from Section 14A and B of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes.

We have irrevocably opted out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the Act.

ITEM 1A. RISK FACTORS

Before making an investment decision, prospective investors should carefully consider, along with other matters referred to in this 10K annual report the following risk factors, which have set forth all of the material risks inherent in and affecting our business. Please consider the following risk factors before deciding to invest in our common stock:

Risks Associated with Our Financial Condition

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

We incurred a net loss of $577,116 for the year ended October 31, 2017 as compared to a loss of $360,369 for the year ended to October 31, 2016. As at October 31, 2017 we had cash on hand of $1,562. To satisfy our financial requirements during the 12 month period beginning November 1, 2017, we intend to rely initially on funding available to us from shareholders of our Company. We are in the development stage and have yet to attain profitable operations and in their report on our financial statements for the year ended October 31, 2017, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors.

If we are unable to obtain financing in the amounts and on terms and dates acceptable to us, we may not be able to execute our business plan, and so may be forced to modify, scale back or cease operations, and you could lose your entire investment.

We require approximately $750,000 to carry out our planned business activities over the next 12 months and had approximately $1,562 in cash on hand as of October 31, 2017. To satisfy our financial requirements during the 12-month period beginning November 1, 2017 we intend to rely initially on the proceeds of sales of equity or the acquisition of third-party loans or on any revenues from the sale of our products, if any. We do not currently have any arrangements for additional financing. We will have to raise additional funds for the development of our business and the marketing of our products. Such additional funds may be raised through the sale of additional stock, stockholder and director advances and/or commercial borrowing. There can be no assurance that a financing will continue to be available if necessary to meet these continuing development costs or, if the financing is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us will result in a significant dilution in the equity interests of our stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may not be able to execute our business plan, and so may be forced to modify, scale back or cease our operations, and you could lose your entire investment. In the event we are unable to secure additional capital, based upon our current cash position, and without considering potential revenues from the sale of our products, we estimate that we will be able to sustain nominal operations for a period of 12 months from the date of this prospectus.

Risks Associated with Our Business

We will depend on third parties to manufacture our products and develop our business, and therefore, if they do not perform, or are unwilling to participate we may not be able to effectively market and sell our products.

To generate significant sales volume and repeat purchases by individuals and retailers, which we believe are crucial to obtaining sufficient revenues, we must maintain adequate inventory, and establish customer trust in the quality and safety of our products, and timeliness of our product shipping. If for any reason any of our suppliers fails to perform, we may not be able to service our customers effectively and thereby may lose customers or damage our reputation. In addition, the success of our business requires that we establish relationships with professionals in strategic regions around the world who can, through their expertise, source and nurture relationships to develop our business. If we are unable to establish such relationships, we may be unable to procure goods or on terms acceptable to us, and our business may fail.

We may not be able to compete effectively against other companies that have existed for a longer period and have greater financial resources.

We compete in a market that is highly competitive and expect competition to intensify in the future. We will seek to compete with a variety of developing and established companies, including those specialized exclusively in the sale of personal sexual wellness products like our initial product offering the Sayber X, as well as those engaged in the sale of broader portfolios of lifestyle enhancement products that target millennials and progressive thinkers of Generation X and Y. Many of our prospective competitors have significantly greater financial, technical, and marketing resources than our company, and many have established consumer brands, preferential supplier relationship, and developed retail distribution networks, both traditional and online.

We may not be able to compete successfully against these competitors. If we are unable to effectively compete in the sexual wellness and adult lifestyle markets, our results would be negatively affected, we may be unable to implement our business plan, and our business may ultimately fail.

Our products or our company may be subject to product liability claims which may be detrimental to our reputation and financial condition.

Although we are a distributor and not a manufacturer of products, and therefore not directly responsible for potential flaws or defects in any of the goods which we intend to sell, we may become implicated in product liability claims as a result of alleged or actual harm related to the use of our products by end users. Whether we are directly implicated as a named defendant in such a civil claim, or indirectly implicated by association as a product distributor, we may suffer reputational and economic harm to the extent that the safety or quality of our products is called into question. Additionally, if we are directly named as a defendant in such a civil claim, we expect to incur significant legal expense and, if we our held responsible for injury arising from any of our products, significant additional financial liability. Although we intend to carry product liability insurance to safeguard against potential claims, any such claims could irreparably harm our reputation, our financial condition, and ultimately cause our business to fail.

We expect to be directly affected by fluctuations in the general economy.

Demand for discretionary lifestyle enhancement products is affected by the general global economic conditions. When economic conditions are favorable and discretionary income increases, purchases of non-essential items like our proposed products generally increase. When economic conditions are less favorable, product sales decline in kind. In addition, we may experience more competitive pricing pressure during economic downturns. Therefore, any significant economic downturn or any future changes in consumer spending habits could have a material adverse effect on our financial condition and results of operations.

We expect our products to be subject to changes in customer taste.

The markets for our products are subject to changing customer tastes and the need to create and market new products. Demand for products targeting lifestyle tastes and choice is influenced by the popularity of certain themes, cultural and demographic trends, marketing and advertising expenditures and general economic conditions. Because these factors can change rapidly, customer demand also can shift quickly. Some goods appeal to customers for only a limited time. The success of new product introductions depends on various factors, including product selection and quality, sales and marketing efforts, timely production and delivery and customer acceptance. We may not always be able to respond quickly and effectively to changes in customer taste and demand due to the amount of time and financial resources that may be required to bring new products to market. The inability to respond quickly to market changes could have a material adverse effect on our financial condition and results of operations.

If we are unable to successfully manage growth, our operations could be adversely affected, and our business may fail.

Our progress is expected to require the full utilization of our management, financial and other resources. Our ability to manage growth effectively will depend on our ability to improve and expand operations, including our financial and management information systems, and to recruit, train and manage sales personnel. There can be no assurance that management will be able to manage growth effectively.

Because we do not have sufficient insurance to cover our business losses, we might have uninsured losses, increasing the possibility that you may lose your investment.

We may incur uninsured liabilities and losses as a result of the conduct of our business. We do not currently maintain any comprehensive liability or property insurance. Even if we obtain such insurance in the future, we may not carry sufficient insurance coverage to satisfy potential claims. We do not carry any business interruption insurance.

We may have liabilities to affiliated or unaffiliated third parties incurred in the regular course of our business.

We plan to do business with third party vendors, customers, suppliers and other third parties and thus we are always subject to the risk of litigation from customers, employees, suppliers or other third parties because of the nature of our business. Litigation could cause us to incur substantial expenses and, negative outcomes of any such litigation could add to our operating costs which would reduce the available cash from which we could fund our ongoing business operations.

Our market is characterized by rapid technological change, and if we fail to develop and market new technologies rapidly, we may not become profitable in the future.

Although we believe that our Sayber X product offering is the forefront of popularly available technology, this industry sector is characterized by rapid technological change that could ultimately render our flagship product offering generic or obsolete. If our management is unable, for technical, legal, financial, or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, we may never become profitable which may result in the loss of all or part of your investment.

Our manufacturing, sales and distribution networks are vulnerable to interruption and damage that may be costly and time-consuming to resolve and may harm our business and reputation.

A disaster could interrupt the manufacturing, sales, or distribution of our products for an indeterminate length of time and severely damage our business, prospects, financial condition and results of operations. The systems and operations of our third party contractors and our company are vulnerable to damage or interruption from fire, floods, network failure, hardware failure, software failure, power loss, telecommunication failures, break-ins, terrorism, war or sabotage, computer viruses, denial of service attacks, penetration of our network by unauthorized computer users and “hackers” and other similar events, and other unanticipated problems.

We may not have developed or implemented adequate protections or safeguards to overcome any of these events. We may also not have anticipated or addressed many of the potential events that could threaten or undermine our technology network. Any of these occurrences could cause material interruptions or delays in our business, result in the loss of data or render us unable to provide services to our customers. In addition, if anyone can circumvent our security measures, he or she could destroy or misappropriate valuable information or disrupt our operations. Our insurance, if any, may not be adequate to compensate us for all the losses that may occur as a result of a catastrophic system failure or other loss, and our insurers may decline to do so for a variety of reasons.

If we fail to address these issues in a timely manner, we may lose the confidence of our customers, and our revenue may decline and our business could suffer.

Our sole officer and director will allocate some portion of his time to other businesses thereby causing conflicts of interest in his determination as to how much time to devote to our affairs as well as other matters.

Nicholas Galan, our current sole executive officer and director, resides in the Philippines and is not required to commit his full time to our affairs, which could create a conflict of interest when allocating his time between our operations and his other commitments. He is not obligated to devote any specific number of hours to our affairs, but it is estimated that he will devote approximately 20 hours per week on our business.

Mr. Galan is an entrepreneur and is involved in other ventures in fields that do not compete with our business. However, if his other activities require him to devote more substantial amounts of time to them, it could limit his ability to devote time to our affairs and could have a negative impact on our ability to pursue our business plan. Additionally, Mr. Galan and future company officers and directors may become aware of business opportunities that may be appropriate for presentation to us and the other entities to which they owe fiduciary duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure anyone that these conflicts will be resolved in our favor.

We depend on uncompensated executives to implement our business plan.

We have paid management fees of $5,065 during the year ended October 31, 2017 to Mr. Galan for his services to the Company. We intend to compensate him when we generate revenues. However, there is no guarantee that we will be able to generate revenues or that Mr. Galan will continue to serve our Company until it generates revenues. If Mr. Galan chooses to leave the Company, our plan of operations will be materially delayed.

We may be Subject to Payments-Related Risks

We intend to accept payments using a variety of methods, including credit card, debit card, credit accounts (including promotional financing), gift certificates, direct debit from a customer’s bank account, consumer invoicing, physical bank check and payment upon delivery. As we plan to offer new payment options to our customers, we may be subject to additional regulations, compliance requirements, and fraud. For certain payment methods, including credit and debit cards, we would pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We will rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, electronic checks, and promotional financing, and it could disrupt our business if these companies become unwilling or unable to provide these services to us. We also will be subject to payment card association operating rules, including data security rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, and our business and operating results could be adversely affected. If one or more of these agreements are terminated and we are unable to replace them on similar terms, or at all, it could adversely affect our operating results.

Our products are subject to imitation and duplication by competitors, which we may be unable to prevent.

We are advised that the licensor of our flagship Sayber X and X Ring devices has sought and secured both patent and trademark protection to reduce potential duplication or imitation of the Sayber X and X Ring devices by future competitors. However, such protections alone will be insufficient to prevent copying or passing off by third parties. We may be unable to devote sufficient legal resources to the enforcement of any intellectual property rights awarded to our licensor, and may therefore lose market share to competitors who may produce similar or identical products to our own at a lower cost. If our licensor is unable to secure any intellectual property protection, our vulnerability to third party imitators will increase significantly, which would make our business uncompetitive.

Third parties claiming that we infringe their proprietary rights could cause us to incur significant legal expenses and prevent us from selling our products.

As the number of lifestyle enhancement products we offer increases and the functionality of these products may further overlap, we believe that we may become increasingly subject to infringement claims, which could include patent, copyright and trademark infringement claims. Any such claim, with or without merit, could:

•	be time consuming to defend;
•	result in costly litigation;
•	divert management’s attention from our core business;
•	require us to stop selling, delay providing or redesign our product; and
•	require us to pay monetary amounts as damages, for royalty or licensing arrangements.

Because our principal assets are intangible, and our sole director and officer resides outside of the United States, it may be difficult for you to enforce your rights based on U.S. Federal Securities Laws against us or our sole officer and director, or to enforce U.S. Court Judgments against us or our sole officer and director in the Republic of the Philippines.

Our sole officer and directors resides in the Republic of the Philippines. In addition, although we are a Nevada corporation, our primary assets are intangible, and any inventory we acquire will be located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the U.S. Federal securities laws against us in the courts of either the U.S. or in the Republic of the Philippines, and, even if civil judgments are obtained in U.S. courts, to enforce such judgments against our sole officer and director in courts of the Republic of the Philippines. Further, it is unclear whether extradition treaties now in effect between the United States and the Republic of the Philippines would permit effective enforcement against us or our sole officer and director of criminal penalties, under the U.S. Federal securities laws or otherwise.

Risks Associated with Our Common Stock

There is no active trading market for our common stock and if a market for our common stock does not develop, our investors will be unable to sell their shares.

There is currently no active trading market for our common stock and such a market may not develop or be sustained. We currently intend to make application to have our common stock quoted by OTC Markets on the OTCQB marketplace. In order to do this, a market maker must file a Form 15c-211 to allow the market maker to make a market in shares of our common stock and we are not aware that any market maker has any such intention. We cannot provide our investors with any assurance that our common stock will be traded on the OTCQB, or, if traded, that a public market will materialize. Further, the OTCQB is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If our common stock is not quoted on the OTCQB or if a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of development stage companies, which may adversely affect the market price of our common stock in a material manner.

If quoted, the price of our common stock may be volatile, which may substantially increase the risk that you may not be able to sell your shares at or above the price that you may pay for the shares.

Even if our shares are quoted for trading on the OTCQB and a public market develops for our common stock, the market price of our common stock may be volatile. It may fluctuate significantly in response to the following factors:

☐	variations in quarterly operating results;

☐	our announcements of significant contracts and achievement of milestones;

☐	our relationships with other companies or capital commitments;

☐	additions or departures of key personnel;

☐	sales of common stock or termination of stock transfer restrictions;

☐	changes in financial estimates by securities analysts, if any; and

☐	fluctuations in stock market price and volume.

Your inability to sell your shares during a decline in the price of our stock may increase losses that you may suffer as a result of your investment.

Investing in our company is a highly speculative investment and could result in the loss of your entire investment.

Investment in our Company is very speculative and involves significant risks. Investment should not be made by any person who cannot afford the loss of his or her entire investment. The business objectives of the company are also speculative and we may be unable to satisfy those objectives. Shareholders may be unable to realize a substantial return on their investment, or any return whatsoever, and may lose their entire investment in the company. For this reason, each prospective investor should read this annual report and all of its exhibits carefully and consult with their attorney, business advisor and/or investment advisor.

Shareholders may be diluted significantly through our efforts to obtain financing, satisfy obligations, and/or complete acquisitions through the issuance of additional shares of our common stock or other securities.

Wherever possible, our Board will attempt to use non-cash consideration to satisfy our obligations. The non-cash consideration may consist of restricted shares of our common stock, convertible debt, or other securities. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate we may need to continue to rely on equity sales of our common stock in order to fund our near-term business operations. If we issue additional stock, investors’ percentage interests in us will be diluted. The result of this could reduce the value of current investors’ stock.

Additionally, moving forward, we may attempt to conduct acquisitions and/or mergers of other entities or assets using our common stock or other securities as payment for such transactions. Our Board has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares of common stock and preferred stock with various preferences and other rights. If such transactions occur, this may result in substantial dilution of the ownership interests of existing shareholders, and dilute the book value of our common stock.

Our sole officer and director has control over key decision making as a result of his control of a majority of our common stock.

Nicholas Galan, our sole officer and director, holds approximately 31.12% of our issued and outstanding shares of Common Stock, and accordingly, Mr. Galan will be able to control the policies of the Company and the Board of Directors. Accordingly, Mr. Galan will retain control of management policies, and of the Board of Directors for the foreseeable future. Additionally, in the event that Mr. Galan controls our company at the time of his death, control may be transferred to a person or entity that he designates as his successor. As a board member and officer, Mr. Galan owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Galan is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally.

We do not expect to pay dividends in the foreseeable future.

We presently do not anticipate that we will pay dividends on any of our common stock in the foreseeable future. If payment of dividends does occur at some point in the future, it would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any common stock dividends will be within the discretion of our Board of Directors. We presently intend to retain all earnings to implement our business plan; accordingly, we do not anticipate the declaration of any dividends for common stock in the foreseeable future.

In the event that the company’s shares are traded, they will most likely trade under $5.00 per share and thus will be a penny stock. Trading in penny stocks has many restrictions and these restrictions could severely affect the price and liquidity of the company’s shares.

In the event that our shares are traded, and our stock will most likely trade below $5.00 per share, and our stock will therefore be known as a “penny stock”, which is subject to various regulations involving disclosures to be given to you prior to the purchase of any penny stock. The U.S. Securities and Exchange Commission (the “SEC”) has adopted regulations which generally define a “penny stock” to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Our common stock will probably be considered to be a “penny stock” and will subject to the additional regulations and risks of such a security. A penny stock is subject to rules that impose additional sales practice requirements on broker/dealers who sell these securities to persons other than established customers and accredited investors. For transactions covered by these rules, the broker/dealer must make a special suitability determination for the purchase of these securities. In addition, he must receive the purchaser’s written consent to the transaction prior to the purchase. He must also provide certain written disclosures to the purchaser. Consequently, the “penny stock” rules may restrict the ability of broker/dealers to sell our securities, and may negatively affect the ability of holders of shares of our common stock to resell them. These disclosures require you to acknowledge that you understand the risks associated with buying penny stocks and that you can absorb the loss of your entire investment. Penny stocks are low priced securities that do not have a very high trading volume. Consequently, the price of the stock is often volatile and you may not be able to buy or sell the stock when you want to.

The elimination of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights of our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

Our Articles of Incorporation contains a specific provision that eliminates the liability of our directors and officers for monetary damages to our company and shareholders. Further, we are prepared to give such indemnification to our directors and officers to the extent provided for by Nevada law. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

Our business is subject to changing regulations related to corporate governance and public disclosure that have increased both our costs and the risk of noncompliance.

Because our common stock may become publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and FINRA, have issued requirements and regulations and continue to develop additional regulations and requirements in response to corporate scandals and laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Our efforts to comply with these regulations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from revenue-generating activities to compliance activities. Because new and modified laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

We will incur increased costs and compliance risks as a public company.

Should we be successful in our application to become listed and traded, as a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company prior.

Our business will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including certain requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC and FINRA. We expect these rules and regulations, in particular Section 404 of the Sarbanes-Oxley Act of 2002, to significantly increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Like many smaller public companies, we face a significant impact from required compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management of public companies to evaluate the effectiveness of internal control over financial reporting. The SEC has adopted rules implementing Section 404 for public companies as well as disclosure requirements. We are currently preparing for compliance with Section 404; however, there can be no assurance that we will be able to effectively meet all of the requirements of Section 404 as currently known to us in the currently mandated timeframe. Any failure to implement effectively new or improved internal controls, or to resolve difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet reporting obligations or result in management being required to give a qualified assessment of our internal controls over financial reporting. Any such result could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Because our common stock is not registered under the securities exchange act of 1934, as amended, we will not have reporting obligations under section 16 of the securities exchange act of 1934, as amended, in addition, our reporting obligations under section 15(d) of the securities exchange act of 1934, as amended, may be suspended automatically if we have fewer than 300 shareholders of record on the first day or our fiscal year. Further, we will not be subject to section 14 of the exchange act.

So long as our common shares are not registered under the Exchange Act, our directors and executive officers and beneficial holders of 10% or more of our outstanding common shares will not be subject to Section 16 of the Exchange Act. Section 16(a) of the Exchange Act requires executive officers and directs, and persons who beneficially own more than 10% of a registered class of equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common shares and other equity securities, on Forms 3, 4 and 5, respectively. Such information about our directors, executive officers, and beneficial holders will only be available through this (and any subsequent) registration statement, and periodic reports we file there under.

Our reporting obligation to file reports under Section 15(d) of the Exchange Act will be automatically suspended if, on the first day of any fiscal year (other than a fiscal year in which a registration statement under the Securities Act has gone effective), we have fewer than 300 shareholders of record. This suspension is automatic and does not require any filing with the SEC. In such an event, we may cease providing periodic reports and current or periodic information, including operational and financial information, may not be available with respect to our results of operations. Our common shares are not registered under the Securities Exchange Act of 1934, as amended, and we do not intend to register our common shares under the Exchange Act for the foreseeable future, provided that, we will register our common shares under the Exchange Act if we have, after the last day of our fiscal year, more than either (i) 2000 persons; or (ii) 500 shareholders of record who are not accredited investors, in accordance with Section 12(g) of the Exchange Act.

Further, although, we will be required to file annual, quarterly, and current reports pursuant to Section 15(d) of the Exchange Act, as long as our common shares are not registered under the Exchange Act, we will not be subject to Section 14 of the Exchange Act, which, among other things, prohibits companies that have securities registered under the Exchange Act from soliciting proxies or consents from shareholders without furnishing to shareholders and filing with the Securities and Exchange Commission a proxy statement and form of proxy complying with the proxy rules.

State securities laws may limit secondary trading, which may restrict the states in which you can sell the shares offered by this prospectus.

As an investor you may not be able to resell the shares in a certain state unless and until the shares of our common stock are qualified for secondary trading under the applicable securities laws of such state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in such state. There can be no assurance that we will be successful in registering or qualifying our common stock for secondary trading, or identifying an available exemption for secondary trading in our common stock in every state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, our common stock in any particular state, the shares of common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the market for the common stock will be limited which could drive down the market price of our common stock and reduce the liquidity of the shares of our common stock and a stockholder’s ability to resell shares of our common stock at all or at current market prices, which could increase a stockholder’s risk of losing some or all of their investment.

Because we do not intend to pay any dividends on our common stock; holders of our common stock must rely on stock appreciation for any return on their investment.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future. Accordingly, holders of our common stock will have to rely on capital appreciation, if any, to earn a return on their investment in our common stock.

We are an “emerging growth company” under the JOBS Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any May 30.

Our status as an “emerging growth company” under the JOBS Act of 2012 may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company”, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

We are an “emerging growth company” with limited financial and personnel resources which could give rise to ineffective internal controls.

We have limited financial resources and only one employee / director who only provides services on a part-time basis and as such we have ineffective internal controls due to lack of independent directors and sufficient staff to provide proper segregation of duties.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 2. PROPERTIES

We do not currently own any real property. Our corporate office is located at Suite 223 – 468 North Camden Drive, Hollywood, CA 90210, for which are charged $199 per month.

ITEM 3. LEGAL PROCEEDINGS

On or about February 9, 2018, the Company received notice that it has been served as a co-defendant in a Complaint for Infringement of US Patent 6,368,268. The Complaint alleges that the Company and the co-defendant, Interactive Holdings Limited, have infringed on the Plaintiff’s patent and seek a permanent injunction plus an award of damages.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is currently no active trading market for our common stock and such a market may not develop or be sustained. We currently intend to make application to have our common stock quoted by OTC Markets on the OTCQB marketplace. In order to do this, a market maker must file a Form 15c-211 to allow the market maker to make a market in shares of our common stock and we are not aware that any market maker has any such intention. We cannot provide our investors with any assurance that our common stock will be traded on the OTCQB, or, if traded, that a public market will materialize. Further, the OTCQB is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If our common stock is not quoted on the OTCQB or if a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of development stage companies, which may adversely affect the market price of our common stock in a material manner.

The Company is presently in discussion with a third-party service provider to act as our registrar and transfer agent for our common shares, however as of the date of this filing, the Company acts in the capacity of it’s own registrar and transfer agent.

As of April 27, 2018 we had approximately 55 stockholders of record of our common stock. As of such date 49,560,600 shares of our common stock were issued and outstanding

Dividend Policy

The payment of cash dividends by us is within the discretion of our board of directors and depends in part upon our earnings levels, capital requirements, financial condition, any restrictive loan covenants, and other factors our board considers relevant. Since our inception, we have not declared or paid any dividends on our common stock and we do not anticipate paying such dividends in the foreseeable future. We intend to retain earnings, if any, to finance our operations and expansion.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In January 2018 the Company sold 32,000 shares of its common stock for cash proceeds of $16,000, of $0.50 per share. In the issuances, no general solicitation was used and the transactions were negotiated directly with our executive officer. The recipients of the common stock represented in writing that they were not residents of the United States, acknowledged that the securities constituted restricted securities, and consented to a restrictive legend on the certificates to be issued. The transactions were made in reliance on Regulation S of the Securities Act of 1933, as amended.

Proceeds will be used for general corporate purposes.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no long-term incentive plans.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended October 31, 2017 and October 31, 2016 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 29 of this annual report.

Critical Accounting Policies and Estimates

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

Plan of Operation

In order to effectively execute our near-term plan of operation we will need to raise additional capital. At present we have no specific commitments for such financing. To date, we have generated no material revenue from our operations, we are unable to predict with certainty how soon we will have our technologies ready for market, we continue to accumulate losses, and we do not have enough cash to satisfy our cash requirements for the next twelve months. We estimate our operating expenses and working capital requirements for the next twelve months to be as follows:

Anticipated Cash Requirements

We anticipate that we will incur the following expenses over the next twelve months:

Expense Item	Cost
General and administrative expenses	$200,000
Professional fees	$50,000
Sales and marketing expenses	$200,000
Consulting fees and expenses	$150,000
Re-payment of Outstanding loan	$150,000
Total:	$750,000

At present, our cash requirements for the next 12 months (beginning November 1, 2017) outweigh the funds available to maintain or develop our business. Of the $750,000 that we require for the next 12 months, we had $1,562 in cash as of October 31, 2017 and a working capital deficiency of $60,047 as at October 31, 2017. In order to improve our liquidity, we plan pursue additional equity or debt financing from private investors. We do not currently have any definitive arrangements in place for the completion of any further private placement financings or additional debt or loan facilities and there is no assurance that we will be successful in completing any further such financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us. If we are unable to raise any capital whatsoever via equity placements, or loan agreements, it may make it impossible for us to execute on our business plans.

Results of Operations

We will require funds to increase and diversify our business. We will continue to rely on funds raised through the sale of our common stock or other third-party debt facilities available to us. As of October 31, 2017, we were in need of equity or debt financing in order to expand operations and execute our business plans. We cannot assure that we will raise the required funds.

We had a net loss for the year ended October 31, 2017, of approximately $577,000, as compared to a net loss for the year ended October 31, 2016, of approximately $360,000. The increasedloss for the year ended October 31, 2017, includes a bad debt expense of $131,122 related to the loan and accrued interest receivable and an impairment loss of $216,671 related to the value of the distribution agreement

Liquidity and Capital Resources

During the fiscal year ended October 31, 2017, we used cash of approximately $385,000 for operating activities from operations, while financing activities provided cash of approximately $229,000. During the year ended October 31, 2016, we used cash of approximately $145,000 for operating activities from operations and approximately $330,000 for investing activities while financing activities provided cash of approximately $627,000.

We are generating minimal revenues from continuing operations, we still have substantial ongoing losses, and we do not have enough cash to satisfy our cash requirements. In their report on our audited consolidated financial statements for the fiscal year ended October 31, 2017, as for the previous year, our independent registered accountants stated that conditions exist that raise substantial doubt as to our ability to continue as a going concern.

We had a working capital deficiency as at October 31, 2017, of approximately $60,000, as compared to working capital of approximately $113,000 at October 31, 2016. At October 31, 2017, we had an accumulated deficit of approximately $940,000 and total stockholders’ deficiency of approximately $60,000, as compared to an accumulated deficit of approximately $363,000 and total stockholders’ equity of approximately $430,000 at October 31, 2016.

Based on our current level of expenditures, we estimate that cash of approximately $187,500 per quarter will be required to fund operations through October 31, 2018. Actual expenditures will depend both on the level of expenditures and the availability of funds.

Future Financings

We intend to rely on the sales of our products and services, as well as on the sale of securities and loans from stockholders and others, to meet our cash requirements. We may seek to sell common or preferred stock in private placements. We have no commitments from anyone to purchase our common or preferred stock or to loan funds. We cannot assure that we will be able to raise additional funds or to do so at a cost that will be economically viable.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Equity Compensation

We do not have any equity compensation plans or arrangements.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Green & Company, CPAs A PCAOB Registered Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Xplosion Incorporated

Opinion on the Financial Statements

We have audited the accompanying Consolidated Balance Sheets of Xplosion Incorporated (the Company) as of October 31, 2017 and 2016, the related Consolidated Statements of Operations, Stockholders’ Deficit, and Cash Flows for the years ended October 31, 2017 and 2016, and the related notes (collectively referred to as the “Consolidated Financial Statements”). In our opinion, the Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company as of October 31, 2017 and 2016, and the results of its operations and its cash flows for the year ended October 31, 2017 and 2016, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern

The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying Consolidated Financial Statements, the Company has significant net losses, cash flow deficiencies, negative working capital and accumulated deficit. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in Note 1. The Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Green & Company, CPAs

Green & Company, CPAs

We have served as the Company’s auditor since 2016.

Tampa, FL 33618

April 27, 2018

XPLOSION INCORPORATED

Balance Sheets
October 31, 2017 and 2016

	2017	2016
Assets

Current assets:
Cash	$1,562	$157,773
Accounts receivable	3,595	18,447
Accrued interest receivable	-	12,509
Deposit	4,778	-
Inventory	117,709	-
Prepaid expenses	20,000	20,000
Loan receivable	-	100,000

Total current assets	147,644	308,729

Distribution rights, net	-	316,667

Total assets	$147,644	$625,396

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$40,690	$65,545
Accrued expenses	15,460	-
Deferred revenue	-	119,853
Loan	147,680	-
Due to shareholder	3,861	10,429
Total current liabilities	207,691	195,827

Total liabilities	207,691	195,827

Stockholders' (Deficit) Equity
Preferred stock:
$0.001 par value, authorized 100,000,000 shares,
issued and outstanding nil shares	-	-
Common Stock:
$0.001 par value, authorized 300,000,000 shares,
issued and outstanding 49,487,600 shares (2016 - 49,312,600)	49,488	49,313
Additional paid-in capital	830,522	743,197
Retained Earnings (Deficit)	(940,057)	(362,941)
Total stockholders' (deficit) equity	(60,047)	429,569
Total liabilities and stockholders' (deficit) equity	$147,644	$625,396

See accompanying notes to financial statements

XPLOSION INCORPORATED

Statements of Operations
For the years ended October 31, 2017 and 2016

	2017	2016

Revenue	$497,804	$-

Cost of Revenue	445,429

Gross Profit	52,375	-

Expenses
Amortization	99,996	83,333
General and administrative	68,624	40,686
Marketing	144,249	249,488
Bad debts	131,122	-
Impairment loss	216,671	-
Total operating expenses	660,662	373,507

Loss from operations	(608,287)	(373,507)

Other income and expense
Interest expense	(24,931)	-
Interest income	56,102	13,138
	31,171	13,138

Net Loss	$(577,116)	$(360,369)

Net loss per share	$(0.01)	$(0.01)

Weighted average number of shares outstanding	49,446,367	43,948,342

See accompanying notes to financial statements

XPLOSION INCORPORATED

Statements of Stockholders' Equity
For the years ended October 31, 2017 and 2016 and
the period from October 6, 2015 (inception) to October 31, 2015

	Common Stock		Additional	Retained	Total
	Number of Shares	Amount	Paid-in Capital	Earnings (Deficit)	Stockholders' Equity

Balance October 31, 2015	40,250,100	$40,251	$136,009	$(2,572)	$173,688

Shares of common stock issued for cash	9,062,500	9,062	607,188		616,250

Net loss	-	-	-	(360,369)	(360,369)

Balance October 31, 2016	49,312,600	49,313	743,197	(362,941)	429,569

Shares issued for cash, January 25, 2017	175,000	175	87,325		87,500

Net loss				(577,116)	(577,116)

Balance October 31, 2017	49,487,600	$49,488	$830,522	$(940,057)	(60,047)

See accompanying notes to financial statements.

XPLOSION INCORPORATED

Statements of Cash Flows
For the years ended October 31, 2017 and 2016

	2017	2016

Cash provided by (used in) operating activities:

Operating activities:
Net loss	$(577,116)	$(360,369)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of distribution rights	99,996	83,333
Bad debts	131,122	-
Impairment charge	216,671	-
Changes in assets and liabilities
Accounts receivable	14,852	(18,447)
Accounts payable and accrued expenses	(9,395)	62,989
Accrued interest receivable	(18,613)	(12,509)
Inventory	(117,709)	-
Prepaid expenses and deposit	(4,778)	(20,000)
Deferred revenue	(119,853)	119,853

Net cash used in operating activities	(384,823)	(145,150)

Cash used in investing activities:

Purchase of distribution rights	-	(230,000)
Loan	-	(100,000)

Net cash (used in) investing activities	-	(330,000)

Cash provided by financing activities:
Proceeds from issuance of capital stock	87,500	616,250
Proceeds from loan payable, net	147,680	-
Advance (repayment) from shareholder	(6,568)	10,429

Net cash provided by financing activities	228,612	626,679

(Decrease) increase in cash during the period	(156,211)	151,529
Cash at beginning of the period	157,773	6,244

Cash at end of the period	$1,562	$157,773

Cash paid for:
Interest paid	$9,808	$-
Income taxes	$-	$-

See accompanying notes to financial statements.

XPLOSION INCORPORATED

NOTES TO FINANCIAL STATEMENTS

October 31, 2017

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization

Xplosion Incorporated (the “Company”) was incorporated under the laws of the State of Nevada on October 6, 2015. The Company is in the business of marketing, distribution of innovative lifestyle and enhancement products and complimentary goods. On December 7, 2015 the Company entered into an Exclusive Global Rights Agreement with Interactive Holdings Limited (“Interactive”) for a global distribution license for the SayberX line of self-stimulation devices for men and couples.

Going Concern

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At October 31, 2017 and 2016, the Company had $1,562 and $157,773 in cash, respectively, and $60.047 in negative working capital as at October 31, 2017 and $112,902 of working capital as at October 31, 2016. For the years ended October 31, 2017 and 2016 the Company had net losses of $577,116 and $360,639, respectively. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted raise substantial doubt about our ability to continue as a going concern. Ther recoverability of a major portion of the recorded assets amounts shown in the accompanying is dependent upon continued operations of the Company, which in turn is dependent on the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.

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

During the year ended October 31, 2017 $450,000 or 90.4% of the Company’s revenue was concentrated in the hands of one major customer.

Accounts Receivable

Accounts receivable result from sale of SayberX units and are recorded at their principal amounts. Receivables are generally unsecured.

The Company does not have off-balance sheet credit exposure related to its customers. As of October 31, 2017 one customer accounted for 100% of the accounts receivable balance.

Inventory

Inventory consisting of SayberX units is stated at the lower of cost (first in, first out method) or net realizable value.

Advertising Expenses

Advertising costs are expensed as incurred. During the year ended October 31, 2017 and 2016 the Company incurred advertising costs of $nil and $9,946, respectively.

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

Impairment of Other Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances indicate impairment may have occurred. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributed to the assets or the business to which the assets relate. Impairment losses, if any, are measured as the amount by which the carrying value exceeds the fair value of the assets. During the year ended October 31, 2017 and 2016, the Company identified impairment losses related to the Company’s long-lived assets of $216,671 and $nil, respectively.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the year ended October 31, 2017, there are no outstanding stock options and warrants. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Note 2. Global Distribution Agreement

On December 7, 2015 the Company concluded an exclusive agreement for global licensing and distribution of the SayberX products with Interactive. The Company paid a total of $400,000 for these exclusive rights. The initial term ends December 31, 2019 and the Company has the right to renew for an additional five years, with terms to be negotiated. During the year ended October 31, 2017 the parties amended the agreement such that it is now non-exclusive.

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

The Company also employs the two principal shareholders of Interactive (“Consultants”), during the term of the Distribution Agreement with remuneration to each of the individuals equal to 7.5% (total of 15%) of the Company’s annual gross profits related to sales which originate from each or either of their corporate or individual relationships. The Consultants are also entitled to receive annual bonuses each of 2.5% (total of 5%) of the Company’s gross revenues related to Interactive technology / products providing pre-agreed revenue targets are achieved. To date no such targets have been established. During the year ended October 31, 2017 the agreements to employ the Consultants were terminated.

During the year ended October 31, 2017 the Company recognized an impairment loss of $216,671 related to the Global Distribution Agreement.

Note 3. Loan Receivable

The Company has lent $100,000 to Interactive which is repayable on or before January 31, 2017, together with interest, calculated at the rate of 2% per month. The loan was initially due January 31, 2017 and is currently in default. Interest has been calculated in accordance with the default provisions of the loan agreement – 10% for the first 30 days of default; 15% for the second 30 days of default; 20% for the third 30 days of default.

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

During the year ended October 31, 2017 the Company has recorded a bad debt of $131,122 being the full amount of the loan and accrued interest receivable.

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

Note 6. Related Party Transactions

During the year ended October 31, 2017 the Company repaid advances made by the Company’s sole officer and director in the net amount of $6,568. The balance owing as at October 31, 2017 of $3,861 is included in amounts due to shareholders.

During the year ended October 31, 2017 and 2016 the Company paid fees of $5,065 and $nil, respectively, to its sole officer and directors.

Note 7. Share Capital

Preferred Stock

The Company’s authorized capital includes 100,000,000 shares of preferred stock of $0.001 par value. The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

No shares of preferred stock are issued and outstanding as of October 31, 2017.

Common Stock

The Company is authorized to issue 300,000,000 shares of common stock, par value of $0.001.

During the year ended October 31, 2017 the Company issued on

•	January 25, 2017, 175,000 shares of common stock for proceeds of $87,500

During the fiscal periods ended October 31, 2016 and 2015 the Company issued on

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

Note 8. Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has had net operating losses of $940,057 since inception on October 6, 2015. The Company computes tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. The net operating losses can be carried forward indefinitely.

The components of the net deferred tax assets as at October 31, 2017 and 2016 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	2017	2016
Net Operating Losses	$940,057	$323,744
Statutory Tax Rate	24%	34%
Effective Tax Rate	-	-
Deferred Tax Asset	$225,614	$110,073
Valuation Allowance	(225,614)	(110.073)
Net Deferred Tax Asset	$-	$-

The tax years ended October 31, 2015, 2016 and 2017 are open for audit by both federal and state taxing authorities.

Income tax benefit resulting from applying statutory rates in jurisdictions in which we are taxed (Federal and State of California) differs from the income tax provision

	2017	2016
Benefit at federal and statutory rate	(24)%	(34)%
Change in valuation allowance	24%	34%
Effective tax rate	0%	0%

Note 9. Commitments

The Company has extended a consulting contract, which has monthly payments amount of $10,000, to December 31, 2018.

Note 10. Subsequent Events

In January 2018 the Company issued 73,000 shares of common stock for cash proceeds of $57,000.

On or about February 9, 2018, the Company received notice that it has been served as a co-defendant in a Complaint for Infringement of US Patent 6,368,268. The Complaint alleges that the Company and the co-defendant, Interactive Holdings Limited, have infringed on the Plaintiff’s patent and seek a permanent injunction plus an award of damages. The Company, while not an owner of the intelletual property rights appears to have been included in the Complaint as it is a distributor of the SayberX product and has a situs in the United States which has enabled the plaintiff to seek to attach Interactive Holdings Limited, a Hong Kong corporation, through the Company. The Company denies all the allegations of the plaintiff and intends to vigorosly defend this action.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive and financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of October 31, 2017, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of October 31, 2017, our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our internal control over financial reporting is a process designed under the supervision of our Certifying Officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Management, under the supervision and with the participation of our Certifying Officers, evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework.

Based on our evaluation and the material weaknesses described below, management concluded that we did not maintain effective internal control over financial reporting as of October 31, 2017. This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Because we are a smaller reporting company, management’s report was not subject to attestation by our registered public accounting firm.

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended October 31, 2017, certain significant deficiencies in internal control became evident to management that, in the aggregate, represent material weaknesses, including:

(i) Lack of sufficient independent directors to form an audit committee. Currently our President is the sole member of our board, we require three independent directors, one with the required financial expertise, in order to form an audit committee. Although there is no requirement that we have an audit committee, we intend to have a majority of independent directors as soon as we are reasonably able to do so.

(ii) Insufficient corporate governance policies. We do not have a code of ethics that provides broad guidelines for corporate governance, our corporate governance activities and processes are not always formally documented. Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management.

(iii) Lack of segregation of accounting duties. We currently do not have sufficient number of employees to segregate our accounting and recording functions.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2018 assessment of the effectiveness of our internal control over financial reporting.

We have implemented certain remediation measures and are in the process of designing and implementing additional remediation measures for the material weaknesses described in this Annual Report on Form 10-K. Such remediation activities include recruiting one or more independent board members to join our board of directors in due course. Such recruitment will include at least one person who qualifies as an audit committee financial expert to join as an independent board member and as an audit committee member.

In addition to the foregoing remediation efforts, we will continue to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended October 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following individuals serve as the directors and executive officers of our company as of the date of this annual report. All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Age	Position Held with our Company	Date First Elected or Appointed

Nicholas Galan	47	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	October 6, 2015

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Nicholas Galan - President, Chief Executive and Financial Officer and Director

From May 2006 to September 2014 Mr. Galan served as the Co-Founder and CEO of Ace Technologies Inc., located in Manila, Philippines. Alongside with the Board of Directors, Mr. Galan spearheaded the successful development and operation of one of Asia's leading regulated poker brands. Concurrent with his tenure at Ace Technologies above, Mr. Galan also served during the same period as Co-Founder and CEO of Ace Wireless Networks Inc., where he was responsible for the creation, management and operation of the largest Internet Service Provider on Boracay Island, Philippines. Mr. Galan is a 1996 graduate of Simon Fraser University in British Columbia, Canada, with a BA in Communications.

Mr. Galan was appointed as our director due to his extensive expertise with, and knowledge of, the business development strategies and processes required to launch and manage a successful start-up enterprise, with particular emphasis on that which will primarily utilizes internet on-line platforms in the satisfaction of advertising, marketing and sales initiatives.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
2.	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;
3.	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;
4.	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
5.	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, as amended, require our officers and directors, and persons that own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies. Based solely on our review of the copies of the Section 16(a) forms received by us, or written representations from certain reporting persons, we believe that, during the last fiscal year, none of our officers, directors, and greater than 10% beneficial owners complied with applicable Section 16(a) filing requirements.

Audit Committee Information

Our board of directors does not have a separate audit committee. The entire board acts as the audit committee. We do not have a financial expert, as that term is defined in Item 407(d)(5) of Regulation S-K, on our board. We plan to seek qualified outside directors so that a majority of the board will be outside directors once we have raised funds to execute our business plan. Once in place, the audit committee and a compensation committee will each be chaired by an independent director.

Code of Ethics

We have not adopted a code of ethics that applies to our officers, directors and employees. When we do adopt a code of ethics, we will disclose it in a Current Report on Form 8-K.

Nominating Committee

Our board of directors does not have a separate nominating committee. The entire board acts as the nominating committee.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, for each of our last three completed fiscal years, the dollar value of all cash and noncash compensation earned by any person who was our principal executive officer during the preceding fiscal year and each of our three most highly compensated executive officers earning more than $100,000 during the fiscal years ended October 31, 2017, 2016, and 2015 and up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended October 31, 2017 and 2016, (together, the “Named Executive Officers”):

Name and Principal Position	Year Ended Oct. 31	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation	Change in Pension Value and Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Nicholas Galan	2017	--	--	--	--	--	--	5,065	5,065
President, Chief	2016	--	--	--	--	--	--	--	--
Executive Officer, Chief	2015	--	--	--	--	--	--	--	--
Financial Officer, Treasurer and Director

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Outstanding Equity Awards at 2017 Year-End

None of our Named Executive Officers has any outstanding equity awards as of October 31, 2017.

Director Compensation

The members of the board of directors are not compensated by our company for acting as such. Directors are reimbursed for reasonable out-of-pocket expenses incurred. There are no arrangements pursuant to which directors are or will be compensated in the future for any services provided as a director.

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of February 12, 2018, with respect to the beneficial ownership of our outstanding common stock by: (i) any holder of more than 5%; (ii) each of the Named Executive Officers, directors, and director nominees; and (iii) our directors, director nominees, and Named Executive Officers as a group, based on 49,560,600 shares of common stock outstanding as of February 12, 2018. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned:

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Principal Stockholders:
Nicholas Galan 26 Cambridge St., Hillsborough Alabang, Muntinlupa, Philippines	Common Stock	15,425,000	31.12%

Named Executive Officers and Directors:	Common Stock	15,425,000	31.12%

All Executive Officers and Directors as a Group: (1 Director)	Common Stock	15,425,000	31.12%

_________

(1)

Based on 49,560,600 shares of common stock issued and outstanding as of April 27, 2018. Except as otherwise indicated, we believe that the beneficial owners of the common shares listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Equity Compensation Plan

We do not currently have a stock option plan in favor of any director, officer, consultant or employee of our company. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or director during the last fiscal year; accordingly, no stock options have been granted or exercised by any of the officers or directors during our last fiscal year

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended October 31, 2017, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with one director, consisting of Nicholas Galan. We have determined that none of our directors is an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Advances due to Stockholders

During the year ended October 31, 2017 stockholders of the Company repaid $6,568 of advances to stockholders. The balance owing as at October 31, 2017 of $3,861 is included in advances due to stockholders.

During the year ended October 31, 2017 and 2016 the Company paid fees of $5,065 and $nil, respectively, to its sole officer and directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed or accrued by our independent registered accountants during the fiscal years ended October 31, 2017 and 2016:

	October 31, 2017	October 31, 2016

Audit Fees	$1,700	$7,500

Audit Related Fees	--	--

Tax Fees	--	--

All Other Fees	--	--
Total Fees	$1,700	$7,500

Audit fees consist of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by an independent registered accountant in connection with statutory and regulatory filings or engagements.

Audit-related fees consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements, which are not reported under “Audit Fees.”

Tax fees consist of fees billed for professional services for tax compliance, tax advice, and tax planning.

All other fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2017.

Preapproval Policies and Procedures

Before the independent registered accountants are engaged to render audit services or non-audit activities, the engagement is approved by our board of directors acting as the audit committee.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation and Bylaws (1)
4.1	Instrument Defining the Right of Holders – Form of Share Certificate (1)
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______________

*	Filed herewith.

**

Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XPLOSION INCORPORATED

Date: April 27, 2018	By:	/s/ NICHOLAS GALAN /s/
Nicholas Galan
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 27, 2018

/s/ NICHOLAS GALAN /s/
Nicholas Galan President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

