Form 10-Q
period 2018-01-31
XPLOSION Inc
filed 2018-05-11
CIK 1694688

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 333-185909

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes    ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 11, 2018, the issuer had one class of common stock, with a par value of $0.001, of which 49,560,600 shares were issued and outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XPLOSION INCORPORATED

Balance Sheets
January 31, 2018 and October 31, 2017
(unaudited)
	January 31	October 31
	2018	2017
Assets

Current assets:
Cash	$57,346	$1,562
Accounts receivable	4,293	3,595
Deposit	4,778	4,778
Inventory	110,335	117,709
Prepaid expenses	-	20,000

Total current assets	176,752	147,644

Total assets	$176,752	$147,644

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$44,390	$40,690
Accrued expenses	24,073	15,460
Accrued remuneration	24,000	-
Loan	149,179	147,680
Due to shareholder	6,029	3,861
Total current liabilities	247,671	207,691

Total liabilities	247,671	207,691

Stockholders' (Deficit) Equity
Preferred stock:
$0.001 par value, authorized 100,000,000 shares,
issued and outstanding nil shares (2017 – nil shares)	-	-
Common Stock:
$0.001 par value, authorized 300,000,000 shares,
issued and outstanding 49,560,600 shares (2017 - 49,487,600)	49,561	49,488
Additional paid-in capital	887,449	830,522
Retained Earnings (Deficit)	(1,007,929)	(940,057)
Total stockholders' (deficit) equity	(70,919)	(60,047)

Total liabilities and stockholders' (deficit) equity	$176,752	$147,644

See accompanying notes to financial statements

XPLOSION INCORPORATED

Statements of Operations
For the three months ended January 31, 2018 and 2017
(unaudited)
	2018	2017

Revenue	$2,908	$-

Cost of Revenue	9,524

Gross Profit (Loss)	(6,616)	-

Expenses
Amortization	-	24,999
General and administrative	32,143	27,087
Marketing	20,162	38,733
Total operating expenses	52,305	90,819

Loss from operations	(58,921)	(90,819)

Other income and expense
Interest expense	(8,951)	(4,766)
Interest income	-	6,000
	(8,951)	1,234

Net Loss	$(67,872)	$(89,585)

Net loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	49,493,959	49,312,600

See accompanying notes to financial statements

XPLOSION INCORPORATED

Statements of Cash Flows
For the three months ended January 31, 2018 and 2017
(unaudited)

	2018	2017
Cash provided by (used in) operating activities:

Operating activities:
Net loss	$(67,872)	$(89,585)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of distribution rights	-	24,999
Changes in assets and liabilities
Accounts receivable	(698)	17,130
Accounts payable and accrued expenses	36,313	35,170
Accrued interest receivable	-	(6,000)
Inventory	7,374	(149,990)
Prepaid expenses and deposit	20,000	(270,000)
Deferred revenue	-	200,000

Net cash used in operating activities	(4,883)	(238,276)

Cash used in investing activities:

Loan	-	(27,500)

Net cash (used in) investing activities	-	(27,500)

Cash provided by financing activities:
Proceeds from issuance of capital stock	57,000	87,500
Proceeds from loan payable, net	1,499	131,751
Advance (repayment) from shareholder	2,168	(10,421)

Net cash provided by financing activities	60,667	208,830

(Decrease) increase in cash during the period	55,784	(56,946)
Cash at beginning of the period	1,562	157,773

Cash at end of the period	$57,346	$100,827

Cash paid for:
Interest paid	$-	$-
Income taxes	$-	$-

See accompanying notes to financial statements.

XPLOSION INCORPORATED

NOTES TO FINANCIAL STATEMENTS

January 31, 2018

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

Interim Period Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the Securities and Exchange Commission’s instructions. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for such interim period. The results reported in these interim financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. Certain information and note disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited interim condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended October 31, 2017, filed April 27, 2018.

Going Concern

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At January 31, 2018 and October 31, 2017, the Company had $57,346 and $1,562 in cash, respectively, and working capital deficiency of $70,919 and $60,047, respectively, as at January 31, 2018 and October 31, 2017. For the three months ended January 31, 2018 and 2017 the Company had net losses of $67,872 and $89,585, respectively. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded assets amounts shown in the accompanying is dependent upon continued operations of the Company, which in turn is dependent on the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.

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

During the three months ended January 31, 2018 $2,908 or 100% of the Company’s revenue was concentrated in the hands of one major customer.

Accounts Receivable

Accounts receivable result from sale of SayberX units and are recorded at their principal amounts. Receivables are generally unsecured.

The Company does not have off-balance sheet credit exposure related to its customers. As of January 31, 2018 one customer accounted for 100% of the accounts receivable balance.

Inventory

Inventory consisting of SayberX units is stated at the lower of cost (first in, first out method) or net realizable value.

Advertising Expenses

Advertising costs are expensed as incurred. During the three months ended January 31, 2018 and 2017 the Company incurred advertising costs of $nil and $nil, respectively.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the three months ended January 31, 2018, there are no outstanding stock options and warrants. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Financial Instruments

The Company has the following financial instruments: cash, accounts receivable, inventory, deposits and prepaid expenses, accounts payable and loan payable. The carrying value of these financial instruments approximates their fair value due to their liquidity or their short-term nature.

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

Note 2. Revolving Loan Facility

On November 1, 2016 the Company entered into an agreement for a revolving loan facility of up to $150,000. The loan, due on or before October 31, 2018, is unsecured and with interest of 2% per month, calculated based on the amount of principal outstanding at the end of each month. If the total principal outstanding and accrued interest is not paid at maturity the Company will make a Default Payment consisting of 4.49% of the total of issued and outstanding shares of the Company at that date. The balance outstanding as at January 31, 2018 was $149,179 with an available credit line of $821.

Note 3. Related Party Transactions

During the three months ended January 31, 2018 the Company received advances from the Company’s former sole officer and director in the net amount of $2,168. The balance owing as at January 31, 2018 of $6,029 is included in amounts due to shareholders.

During the three months ended January 31, 2018 the Company accrued fees of $24,000 and, the three months ended January 31, 2017 paid the amount of $5,065, to its former sole officer and director.

 Note 4. Share Capital

Preferred Stock

The Company’s authorized capital includes 100,000,000 shares of preferred stock of $0.001 par value. The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

No shares of preferred stock are issued and outstanding as of January 31, 2018.

Common Stock

The Company is authorized to issue 300,000,000 shares of common stock, par value of $0.001.

During the three months ended January 31, 2018 the Company issued on

•         January 25, 2018, 73,000 shares of common stock for proceeds of $57,000

Note 5. Commitments

The Company has extended a consulting contract, which has monthly payments amount of $10,000, to January 31, 2019.

Note 6. Subsequent Events

On or about February 9, 2018, the Company received notice that it has been served as a co-defendant in a Complaint for Infringement of US Patent 6,368,268. The Complaint alleges that the Company and the co-defendant, Interactive Holdings Limited, have infringed on the Plaintiff’s patent and seek a permanent injunction plus an award of damages. The Company, while not an owner of the intellectual property rights, appears to have been included in the Complaint as it is a distributor of the SayberX product and has a situs in the United States which has enabled the plaintiff to seek to attach Interactive Holdings Limited, a Hong Kong corporation, through the Company. The Company denies all the allegations of the plaintiff and intends to vigorously defend this action.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited financial statements for the three month periods ended January 31, 2018 and 2017, and our annual report for the year ended October 31, 2017, including the financial statements and notes thereto.

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

Introduction

We are a Company engaged in the sale, marketing and distribution of innovative lifestyle enhancement products and complimentary goods that target millennials and progressive thinkers of Generation X and Y. To date, we have generated our revenues from the distribution of our products to sub-distributors, wholesalers, and/or third party retailers, as well as from the direct sale of our products to consumers via various websites or via other online affiliate or third-party websites. Our initial product offering has been the Sayber X automated self-stimulation device for men and the X-Ring controller. The Sayber X is a wearable, automated, blue tooth and software integrated sexual stimulation device which enables the user to engage in self-stimulation either alone or with a partner using the X-Ring controller remote control device and related software.

During the quarter ended January 31, 2018, we continued to generate sales for the SayberX line of products, while aggressively investigating other opportunities that may exist to expand the future offerings of our business to include further innovative lifestyle enhancement products and complimentary goods. Discussions have been engaged with various types of product and service providers in terms of establishing formal working relationships with them, yet these discussions still have not resulted into a material agreement, and there can be no assurance that we will have any formal agreement with any additional party at all.

Results of Operations

Comparison of the Three Months Ended January 31, 2018 with the Three Months Ended January 31, 2017

We had gross revenue of $2,908 for the three months ended January31, 2018 as compared to $nil for the three months ended January 31, 2017.

Our general and administrative expenses from continuing operations for the three months ended January 31, 2018 were $32,143 as compared to $27,087 for the comparable three month period ended January 31, 2017.

Our marketing expenses from continuing operations for the three months ended January 31, 2018, were $20,162 as compared to $38,733 for the comparable three month period ended January 31, 2017.

Overall, we have a net loss of $67,872 for the three months ended January 31, 2018, as compared to a net loss of $89,585 corresponding three month period of the preceding year.

Liquidity and Capital Resources

As of January 31, 2018, our current assets were $176,752, as compared to $147,644 at October 31, 2017. As of January 31, 2018, our current liabilities were $247,671, as compared to $207,691 at October 31, 2017.

Operating activities used net cash of $4,883 for the three months ended January 31, 2018, as compared to use of $238,276 for the three months ended January 31, 2017.

Investing activities used net cash of $nil for the three months ended January 31, 2018, as compared to use of $27,500 for the three months ended January 31, 2017.

Net cash of $60,667 was provided by financing activities during the three months ended January 31, 2018, as compared to $208,830 net cash provided during the comparable three months ended January 31, 2017. Financing activities during both the three months ended January 31, 2018 and January 31, 2017 comprised of proceeds of issuance of share capital of $57,000 for the three months ended January 31, 2018 as compared to $87,500 for the three months ended January 31, 2017, net proceeds from loan of $1,499 for the three months ended January 31, 2018 as compared to $131,751 for the three months ended January 31, 2017 and net advances from shareholders of $2,168 for the three months ended January 31, 2018 as compared to repayment of $10,421 for the three months ended January 31, 2017.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officers (our “Certifying Officers”) , as appropriate, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of January 31, 2018, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of January 31, 2018, our disclosure controls and procedures were not effective.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2018, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Registrant

XPLOSION INCORPORATED

Date: May 11, 2018	By:	/s/ EUGENIO GREGORIO
Eugenio Gregorio
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

