Form 10-Q
period 2018-04-30
XPLOSION Inc
filed 2018-06-19
CIK 1694688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 19, 2018, the issuer had one class of common stock, with a par value of $0.001, of which 49,560,600 shares were issued and outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XPLOSION INCORPORATED

Balance Sheets
April 30, 2018 and October 31, 2017
(unaudited)
	April 30	October 31
	2018	2017
Assets

Current assets:
Cash	$284	$1,562
Accounts receivable	-	3,595
Deposit	1,803	4,778
Inventory	109,858	117,709
Prepaid expenses	14,919	20,000

Total current assets	126,864	147,644

Total assets	$126,864	$147,644

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$40,693	$40,690
Accrued expenses	29,493	15,460
Accrued remmunereation	42,236	-
Loan	161,110	147,680
Due to shareholder	-	3,861
Total current liabilities	273,532	207,691

Total liabilities	273,532	207,691

Stockholders' (Deficit) Equity
Preferred stock: $0.001 par value, authorized 100,000,000 shares, issued and outstanding nil shares	-	-
Common Stock: $0.001 par value, authorized 300,000,000 shares, issued and outstanding 49,560,600 shares (2017 - 49,487,600)	49,561	49,488
Additional paid-in capital	887,449	830,522
Retained Earnings (Deficit)	(1,083,678)	(940,057)
Total stockholders' (deficit) equity	(146,668)	(60,047)
Total liabilities and stockholders' (deficit) equity	$126,864	$147,644

See accompanying notes to financial statements

XPLOSION INCORPORATED

Statements of Operations
For the three and six months ended April 30, 2018 and 2017
(unaudited)

	Three Months ended April 30		Six Months ended April 30
	2018	2017	2018	2017

Revenue:	$-	$327,684	$2,908	$327,684

Cost of revenue	2,731	289,614	12,255	289,614

Gross margin	(2,731)	38,070	(9,347)	38,070

Expenses:
General and administrative	33,305	16,042	65,448	43,128
Marketing	30,000	40,358	50,162	79,090
Amortization	-	24,999	-	49,998
	63,305	81,399	115,610	172,216

Income (loss) from operations	(66,036)	(43,329)	(124,957)	(134,146)

Other income and expense:
Interest expense	(9,713)	(6,519)	(18,664)	(11,285)
Interest income	-	45,000	-	51,000
	(9,713)	38,481	(18,664)	39,715

Net Loss	$(75,749)	$(4,848)	$(143,621)	$(94,431)

Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	49,560,000	49,487,600	49,526,727	49,404,451

See accompanying notes to financial statements

XPLOSION INCORPORATED

Statements of Cash Flows
For the six months ended April 30, 2018 and 2017
(unaudited)

	2018	2017

Cash provided by (used in) operating activities:

Operating activities:
Net loss	$(143,621)	$(94,431)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of distribution rights	-	49,998

Changes in assets and liabilities
Accounts receivable	3,595	18,447
Accounts payable	3	32,196
Accrued interest receivable	-	(51,001)
Accrued expenses	56,269	7,182
Inventory	7,851	(137,464)
Deposits and prepaid expenses	8,056	(136,803)
Deferred revenue	-	36,387

Net cash used in operating activities	(67,847)	(275,489)

Cash used in investing activities:

Loan	-	(27,500)

Net cash (used in) investing activities	-	(27,500)

Cash provided by financing activities:
Proceeds from issuance of capital stock	57,000	87,500
Proceeds from loan payable	13,430	71,237
(Repayment) advance from shareholder,net	(3,861)	(10,421)

Net cash provided by financing activities	66,569	148,316

Increase in cash during the period	(1,278)	(154,673)
Cash at beginning of the period	1,562	157,773

Cash at end of the period	$284	$3,100

Cash paid for:
Interest paid	$4,293	$9,808
Income taxes	$-	$-

See accompanying notes to financial statements.

XPLOSION INCORPORATED

NOTES TO FINANCIAL STATEMENTS

April 30, 2018

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

Going Concern

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At April 30, 2018 and October 31, 2017, the Company had $284 and $1,562 in cash, respectively, and working capital deficiency of $146,668 and $60,047, respectively, as at April 30, 2018 and October 31, 2017. For the six months ended April 30, 2018 and 2017 the Company had net losses of $143,621 and $94,431, respectively. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded assets amounts shown in the accompanying is dependent upon continued operations of the Company, which in turn is dependent on the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.

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

During the six months ended April 30, 2018 $2,908 or 100% of the Company’s revenue was concentrated in the hands of one major customer.

Accounts Receivable

Accounts receivable result from sale of SayberX units and are recorded at their principal amounts.Receivables are generally unsecured.

The Company does not have off-balance sheet credit exposure related to its customers.

Inventory

Inventory consisting of SayberX units is stated at the lower of cost (first in, first out method) or net realizable value.

Advertising Expenses

Advertising costs are expensed as incurred. During the six months ended April 30, 2018 and 2017 the Company incurred advertising costs of $nil and $nil, respectively.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the three and six months ended April 30, 2018, there are no outstanding stock options and warrants. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. The Company has adopted this standard.

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

Note 2. Revolving Loan Facility

On November 1, 2016 the Company entered into an agreement for a revolving loan facility of up to $150,000. The loan, due on or before October 31, 2018, is unsecured and with interest of 2% per month, calculated based on the amount of principal outstanding at the end of each month. If the total principal outstanding and accrued interest is not paid at maturity the Company will make a Default Payment consisting of 4.49% of the total of issued and outstanding shares of the Company at that date. The balance outstanding as at April 30, 2018 was $161,110 with an available credit line of $nil. Subsequent to April 30, 2018 the revolving loan was increased to a maximum of $250,000.

Note 3. Related Party Transactions

During the six months ended April 30, 2018 the Company received advances from the Company’s former sole officer and director in the amount of $5,072 and repaid $8,933. The no balance owing as at April 30, 2018.

During the six months ended April 30, 2018 the Company accrued fees of $48,000 and paid $5,765 to its former officer and director. The balance outstanding as at April 30, 2018 of $42,236 is included in accrued remuneration.

Note 4. Share Capital

Preferred Stock

The Company’s authorized capital includes 100,000,000 shares of preferred stock of $0.001 par value. The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

No shares of preferred stock are issued and outstanding as of April 30, 2018.

Common Stock

The Company is authorized to issue 300,000,000 shares of common stock, par value of $0.001.

During the six months ended April 30, 2018 the Company issued on

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

Subsequent to April 30, 2018 the action was settled in full by the Company and the co-defendant by the payment of $10,000 for a non-exclusive, worldwide, fully paid license to the Complainant’s technology.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited financial statements for the three and six month periods ended April 30, 2018 and 2017, and our annual report for the year ended October 31, 2017, including the financial statements and notes thereto.

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

During the quarter ended April 30, 2018, although we continued to make efforts to generate sales for the SayberX line of products, during the quarter our sales were hampered by a product patent infringement civil suit that was filed against the SabyberX product manufacturer and our Company as it’s distributor. The civil action has since been settled and is now concluded, but was principally responsible for our lack of revenue from sales of the SayberX line of products. During the quarter we also aggressively investigated other opportunities that may exist to expand our business to include additional further future offerings of innovative lifestyle enhancement products and complimentary goods. Discussions have been engaged with parties to a variety of potential business opportunities as it would relate to establishing formal working relationships with them, yet these discussions still have not resulted into a material agreement, and there can be no assurance that we will have any formal agreement with any additional party at all.

Results of Operations

Comparison of the Three and Six Months Ended April 30, 2018

with the Three and Six Months Ended April 30, 2017

We had gross revenue of $nil and $2,908 for the respective three and six months ended April 30, 2018 as compared to $327,684 and $327,684for the respective three and six months ended April 30, 2017.

Our general and administrative expenses from continuing operations for the three and six months ended April 30, 2018 were $33,305 and 65,448, respectively, as compared to $16,042 and 43,128 for the comparable three and six month periods ended April 30, 2017. The difference is primarily attributable to management fees of $24,000 and $48,000 for the three and six months ended April 30, 2018.

Our marketing expenses from continuing operations for the three and six months ended April 30, 2018, were $30,000 and $50,162, respectively, as compared to $40,358 and $79,090, respectively, for the comparable three and six month periods ended April 30, 2017.

Overall, we have a net loss of $75,749 and $143,621 for the respective three and six months ended April 30, 2018, as compared to a net loss of $4,848 and $94,431, respectively, for the corresponding three and six month periods of the preceding year.

Liquidity and Capital Resources

As of April 30, 2018, our current assets were $128,684, as compared to $147,644 at October 31, 2017. As of April 30, 2018, our current liabilities were $273,532, as compared to $207,691 at October 31, 2017.

Operating activities used net cash of $67,847 for the six months ended April 30, 2018, as compared to use of $275,489 for the six months ended April 30, 2017.

Investing activities used net cash of $nil for the six months ended April 30, 2018, as compared to use of $27,500 for the six months ended April 30, 2017.

Net cash of $66,569 was provided by financing activities during the six months ended April 30, 2018, as compared to $148,316 net cash provided during the comparable six months ended April 30, 2017. Financing activities during both the six months ended April30, 2018 and April 30, 2017 comprised of proceeds of issuance of share capital of $57,000 for the six months ended April 30, 2018 as compared to $87,500 for the six months ended April 30, 2017, net proceeds from loan of $13,430 for the six months ended April 30, 2018 as compared to $71,237 for the six months ended April 30, 2017 and net repayment of advances from shareholders of $3,861 for the six months ended April 30, 2018 as compared to repayment of $10,421 for the six months ended April 30, 2017.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officers (our “Certifying Officers”) , as appropriate, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of April 30, 2018, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of April 30, 2018, our disclosure controls and procedures were not effective.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2018, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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

Registrant

XPLOSION INCORPORATED

Date: June 19, 2018	By:	/s/ EUGENIO GREGORIO /s/
Eugenio Gregorio
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

