Form 10-Q
period 2018-07-31
XPLOSION Inc
filed 2018-09-14
CIK 1694688

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2018

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

☐ Yes        ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of September 14, 2018, the issuer had one class of common stock, with a par value of $0.001, of which 49,560,600 shares were issued and outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XPLOSION INCORPORATED

Balance Sheets

July 31, 2018 and October 31, 2017

(unaudited)

	July 31	October 31
	2018	2017
Assets

Current assets:
Cash	$284	$1,562
Accounts receivable	-	3,595
Accrued interest receivable	912	-
Deposit	2,185	4,778
Inventory	53,972	117,709
Prepaid expenses	14,919	20,000
Loan receivable	10,000	-
Total current assets	82,272	147,644

Total assets	$82,272	$147,644

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$45,926	$40,690
Accrued expenses	22,252	15,460
Accrued remmunereation	42,236	-
Loan	163,398	147,680
Due to shareholder	-	3,861
Total current liabilities	273,812	207,691

Total liabilities	273,812	207,691

Stockholders' (Deficit) Equity
Preferred stock: $0.001 par value, authorized 100,000,000 shares, issued and outstanding nil shares	-	-
Common Stock: $0.001 par value, authorized 300,000,000 shares, issued and outstanding 49,560,600 shares (2017 - 49,487,600)	49,561	49,488
Additional paid-in capital	887,449	830,522
Retained Earnings (Deficit)	(1,128,550)	(940,057)
Total stockholders' (deficit) equity	(191,540)	(60,047)
Total liabilities and stockholders' (deficit) equity	$82,272	$147,644

See accompanying notes to financial statements

XPLOSION INCORPORATED

Statements of Operations

For the three and nine months ended July 31, 2018 and 2017

(unaudited)

	Three Months ended July 31		Nine Months ended July 31
	2018	2017	2018	2017

Revenue:	$62,873	$165,102	$65,781	$492,786

Cost of revenue	58,058	144,678	70,313	434,292

Gross margin	4,815	20,424	(4,532)	58,494

Expenses:
General and administrative	10,248	13,843	75,696	56,971
Marketing	30,000	34,904	80,162	113,994
Amortization	-	24,999	-	74,997
	40,248	73,746	155,858	245,962

Income (loss) from operations	(35,433)	(53,322)	(160,390)	(187,468)

Other income and expense:
Interest expense	(10,351)	(5,503)	(29,015)	(16,788)
Interest income	912	5,102	912	56,102
	(9,439)	(401)	(28,103)	39,314

Net Loss	$(44,872)	$(53,723)	$(188,493)	$(148,154)

Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	49,560,000	49,487,600	49,538,142	49,432,472

See accompanying notes to financial statements

XPLOSION INCORPORATED

Statements of Cash Flows

For the nine months ended July 31, 2018 and 2017

(unaudited)

	2018	2017

Cash provided by (used in) operating activities:

Operating activities:
Net loss	$(188,493)	$(148,154)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of distribution rights	-	74,997

Changes in assets and liabilities
Accounts receivable	3,595	17,032
Accounts payable	5,236	(21,073)
Accrued interest receivable	(912)	(18,613)
Accrued expenses	49,028	15,749
Inventory	63,737	(130,489)
Deposits and prepaid expenses	7,674	(4,778)
Deferred revenue	-	(119,853)

Net cash used in operating activities	(60,135)	(335,182)

Cash used in investing activities:

Loan receivable	(10,000)	-

Net cash (used in) investing activities	(10,000)	-

Cash provided by financing activities:
Proceeds from issuance of capital stock	57,000	87,500
Proceeds from loan payable	15,718	101,780
(Repayment) advance from shareholder,net	(3,861)	(10,098)

Net cash provided by financing activities	68,857	179,182

Increase in cash during the period	(1,278)	(156,000)
Cash at beginning of the period	1,562	157,773

Cash at end of the period	$284	$1,773

Cash paid for:
Interest paid	$40,485	$9,808
Income taxes	$-	$-

See accompanying notes to financial statements.

XPLOSION INCORPORATED

NOTES TO FINANCIAL STATEMENTS

July 31, 2018

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

Going Concern

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At July 31, 2018 and October 31, 2017, the Company had $284 and $1,562 in cash, respectively, and working capital deficiency of $191,540 and $60,047, respectively, as at July 31, 2018 and October 31, 2017. For the nine months ended July 31, 2018 and 2017 the Company had net losses of $188,493 and $148,154, respectively. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded assets amounts shown in the accompanying is dependent upon continued operations of the Company, which in turn is dependent on the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.

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

During the nine months ended July 31, 2018 $65,781 or 100% of the Company’s revenue was concentrated in the hands of two customers.

Accounts Receivable

Accounts receivable result from sale of SayberX units and are recorded at their principal amounts. Receivables are generally unsecured.

The Company does not have off-balance sheet credit exposure related to its customers.

Inventory

Inventory consisting of SayberX units is stated at the lower of cost (first in, first out method) or net realizable value.

Advertising Expenses

Advertising costs are expensed as incurred. During the nine months ended July 31, 2018 and 2017 the Company incurred advertising costs of $nil and $nil, respectively.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the three and nine months ended July 31, 2018, there are no outstanding stock options and warrants. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Note 2. Loan Receivable

During the nine months ended July 31, 2018 the Company advanced, on behalf of Interactive Holdings Ltd., $10,000 to settle the patent infringement case. The loan was due, together with interest accrued at 2% per month, on June 30, 2018. As the loan wasn’t repaid by the due date of June 30, 2018 there is an additional interest of 3% per month, charged on the outstanding principal and interest until such time as the loan and accrued interest is paid in full.

Note 3. Revolving Loan Facility

On November 1, 2016 the Company entered into an agreement, and amended May 18, 2018, for a revolving loan facility of up to $250,000. The loan, due on or before October 31, 2018, is unsecured and with interest of 2% per month, calculated based on the amount of principal outstanding at the end of each month. If the total principal outstanding and accrued interest is not paid at maturity the Company will make a Default Payment consisting of 4.49% of the total of issued and outstanding shares of the Company at that date. The balance outstanding as at July 31, 2018 was $163,398 with an available credit line of $86,602.

Note 4. Related Party Transactions

During the nine months ended July 31, 2018 the Company received advances from the Company’s former sole officer and director in the amount of $5,072 and repaid $8,933. The is no balance owing as at July 31, 2018.

During the nine months ended July 31, 2018 the Company accrued fees of $48,000 and paid $5,765 to its former officer and director. The balance outstanding as at July 31, 2018 of $42,236 is included in accrued remuneration.

Note 5. Share Capital

Preferred Stock

The Company’s authorized capital includes 100,000,000 shares of preferred stock of $0.001 par value. The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

No shares of preferred stock are issued and outstanding as of July 31, 2018.

Common Stock

The Company is authorized to issue 300,000,000 shares of common stock, par value of $0.001.

During the nine months ended July 31, 2018 the Company issued on

•	January 25, 2018, 73,000 shares of common stock for proceeds of $57,000

Note 6. Commitments

The Company has extended a consulting contract, which has monthly payments amount of $10,000, to January 31, 2019.

Note 7. Subsequent Events

Management has evaluated subsequent events up to the date of filing. There are no subsequent events to report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited financial statements for the three and nine month periods ended July 31, 2018 and 2017, and our annual report for the year ended October 31, 2017, including the financial statements and notes thereto.

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

During the quarter ended July 31, 2018, following the settlement and conclusion of a product patent infringement civil suit that was previously filed against the SayberX product manufacturer and our Company as it’s distributor, we again undertook efforts to successfully generate sales for the SayberX line of products. During the quarter we also aggressively investigated other opportunities that may exist to expand our business to include additional further future offerings of innovative lifestyle enhancement products and complimentary goods. Discussions have been engaged with parties to a variety of potential business opportunities as it would relate to establishing formal working relationships with them, yet these discussions still have not resulted into a material agreement, and there can be no assurance that we will have any formal agreement with any additional party at all.

Results of Operations

Comparison of the Three and Nine Months Ended July 31, 2018

with the Three and Nine Months Ended July 31, 2017

We had gross revenue of $62,873 and $65,781 for the respective three and nine months ended July 31, 2018 as compared to $165,102 and $492,786 for the respective three and nine months ended July 31, 2017.

Our general and administrative expenses from continuing operations for the three and nine months ended July 31, 2018 were $10,248 and 75,696, respectively, as compared to $13,843 and 56,971 for the comparable three and nine month periods ended July 31, 2017. The difference is primarily attributable to management fees of $nil and $48,000 for the three and nine months ended July 31, 2018.

Our marketing expenses from continuing operations for the three and nine months ended July 31, 2018, were $30,000 and $80,162, respectively, as compared to $34,904 and $113,994, respectively, for the comparable three and nine month periods ended July 31, 2017.

Overall, we have a net loss of $44,872 and $188,493 for the respective three and nine months ended July 31, 2018, as compared to a net loss of $53,723 and $148,154, respectively, for the corresponding three and nine month periods of the preceding year.

Liquidity and Capital Resources

As of July 31, 2018, our current assets were $82,272, as compared to $147,644 at October 31, 2017. As of July 31, 2018, our current liabilities were $273,812, as compared to $207,691 at October 31, 2017.

Operating activities used net cash of $60,135 for the nine months ended July 31, 2018, as compared to use of $335,182 for the nine months ended July 31, 2017.

Investing activities used net cash of $10,000 for the nine months ended July 31, 2018, as compared to use of $nil for the nine months ended April 30, 2017.

Net cash of $68,857 was provided by financing activities during the nine months ended July 31, 2018, as compared to $179,182 net cash provided during the comparable nine months ended July 31, 2017. Financing activities during both the nine months ended July 31, 2018 and July 31, 2017 comprised of proceeds of issuance of share capital of $57,000 for the nine months ended July 31, 2018 as compared to $87,500 for the nine months ended July 31, 2017, net proceeds from loan of $15,718 for the nine months ended July 31, 2018 as compared to $101,780 for the nine months ended July 31, 2017 and net repayment of advances from shareholders of $3,861 for the nine months ended July 31, 2018 as compared to repayment of $10,098 for the nine months ended July 31, 2017.

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

Critical Accounting Policies and Estimates

Revenue Recognition

The Company acquires full ownership of all products under its Global Distribution Agreement directly from the technology holder and in turn re-sells the products through by wholesale through sub-distributors and also directly to end users via e-commerce. The Company has determined that it is the primary obligator as it i) is responsible for fulfillment; ii) assumes full inventory risk; iii) has no right of return of unsold product; iv) has the sole right to establish selling prices; v) has physical loss inventory risk and vi) has credit risk. The Company recognizes revenue, at the gross amount invoiced, when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, price is fixed and determinable, and collectability is reasonably assured.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer (our “Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of July 31, 2018, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of July 31, 2018, our disclosure controls and procedures were not effective.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2018, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Registrant

XPLOSION INCORPORATED

Date: September 14, 2018	By:	/s/ EUGENIO GREGORIO /s/
Eugenio Gregorio
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

