Form 10-K
period 2018-10-31
XPLOSION Inc
filed 2019-03-29
CIK 1694688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of April 30, 2018, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the issuer was $21,404,353.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 11, 2019, registrant had 60,848,398 shares of issued and outstanding common stock, par value $0.001.

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

As used in this annual report, the terms “we”, “us”, “our” and “our company” refer to Xplosion Incorporated

PART I

ITEM 1. BUSINESS

Background

We were incorporated in the State of Nevada on October 6, 2015. We are a development stage company engaged in the sales, marketing and distribution of innovative lifestyle enhancement products and complimentary goods that target millennials and progressive thinkers of Generation X and Y. On December 7, 2015, we entered into an Exclusive Global Rights Agreement, since amended to non-exclusive rights, with Interactive Holdings Limited pursuant to which we acquired the exclusive global distribution license for the sales, marketing and distribution of the Sayber X line of self-stimulation devices for men and couples. Our initial flagship products are the Sayber X automated self-stimulation device for men and the X-Ring controller, which together anchor our first lifestyle enhancement offering being the current Sayber X line of products. The Sayber X is a wearable, automated, blue tooth and software integrated sexual stimulation device which enables the user to engage in self-stimulation either alone, or with a partner using the X-Ring controller remote control device and related software. Since early 2018, the manufacturer of the SayberX product, Interactive Holdings began to express concern that it had been experiencing significant difficulty in maintaining its ability to continue to produce the product on a going forward basis as the product has not been adopted by the market as quickly as it thought it would. To that end, during Fiscal 2018, Xplosion was able to successfully negotiate the sale of our remaining inventory, while at the same time expending significant time and effort to successfully seek out consistent and parallel business opportunities that continue to work to move ahead its directive to provide innovative lifestyle enhancement solutions.

Under this directive the Company was able to locate and negotiate a viable business opportunity by securing a long-term land lease on a 588 acre property in Oregon. The site offers Timber, Water and Agricultural rights giving the Company the potential to develop and pursue a number of business initiatives and opportunities focused around its key goals and objectives of providing unique and innovative lifestyle enhancement products, solutions and ancillary goods to the Millennial and progressive Generation X and Y marketplace (continuing forth with the core business directives that Xplosion has always had since its date of inception).

From October 6, 2015 (date of inception) to the year ended October 31, 2017, we had realized revenues of $497,804 and an accumulated deficit of $940,057. For the year ended October 31, 2018, we had revenues of $139,517 and an accumulated deficit of $2,190,198. As at October 31, 2017 and October 31, 2018, we had total assets of $147,644 and $3,524,307, respectively. Over the next 12 months, we intend to pursue our SayberX business and actions and initiatives that can progress the development of timber, water or agricultural resources on our land lease property that can in future provide further lifestyle enhancement products to be sold and marketed as part of our overall offering.

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

Our Company and Our Business

We were incorporated in the State of Nevada on October 6, 2015. We are a development stage company engaged in the sale, marketing and distribution of innovative lifestyle enhancement products and complimentary goods that target millennials and progressive thinkers of Generation X and Y. We have acquired the URL address www.xplosionx.com. We plan to pursue actions and initiatives that can progress the development of timber, water or agricultural resources on our land lease property that can in future provide further lifestyle enhancement products to be sold and marketed as part of our overall offering.

On December 7, 2015, we entered into an Exclusive Global Rights Agreement with Interactive Holdings Limited pursuant to which we acquired the exclusive global distribution license for the sales, marketing and distribution of the Sayber X line of products for men and couples. The agreement was subsequently amended on July 27, 2016 and September 27, 2017 and is now non-exclusive. In consideration of the license, we paid an aggregate of $400,000, plus an additional $100,000 which was advanced as an interest bearing loan to Interactive Holdings Limited, with the $500,000 total funding provided to be used to finance the development and commercialization of the Sayber X and X Ring. The loan portion of the investment will accrue interest at the rate of 2% per month, subject to applicable default interest should the principal and accrued interest due not be paid at the maturity (due) date. The loan was due January 31, 2017 and is currently in default. Interest has been calculated in accordance with the default provisions of the loan agreement – 10% for the first 30 days of default; 15% for the second 30 days of default; and 20% for the third 30 days of default. The loan receivable of $100,000 and accrued interest of $31,122 have been expensed as a bad debt in the year ended October 31, 2017 and we have determined that the remaining unamortized value of the distribution agreement has become impaired, resulting in the recognition of an impairment loss of $216,671 in the year ended October 31, 2017.

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

On October 1, 2016 we entered into a Consulting Agreement with Panasia Consulting Corp. for business development and marketing services.. Pursuant to the agreement we have retained the services of Panasia Consulting for a term of 15 months (ending on December 31, 2017) to assist our Company with the identification and development of sales distribution channels and strategic partnerships. We were to pay an aggregate of $150,000 ($10,000 per month) to Panasia Consulting in consideration of the services. $30,000 was paid on execution of the agreement specifically to cover months 1, 14, and 15 of service. The balance was paid in monthly installments of $10,000 due by the first 15 days of months 2 through 13 of the term. The contract was paid in full by the Company to the end of the term and the Company and the Consultant extended the contract for an additional 12 months starting February 1, 2018 with a further 12 month renewal option under the same fee structure ($10,000 per month). As of the date of this filing it has been agreed that the contract will not be renewed for a further term and will end as at January 31, 2019.

From October 6, 2015 (date of inception) to the year ended October 31, 2016, we had not generated any revenues and realized a net loss of $362,941. For the year ended October 31, 2017 we had recorded revenue of $497,804, gross profit of $52,375, and an accumulated deficit of $940,057. For the year ended October 31, 2018, we had realized revenues of $139,517 and an accumulated deficit of $2,190,198. Our exclusive global license agreement with Interactive Holdings initially limited our gross margin from wholesale sales to 10% of product cost, however it was revised as a non-exclusive agreement where no such cap exists. There is no contractual cap on our gross margin from direct sales. On October 31, 2017, we had total assets of $147,644 which included current assets of $147,644. On October 31, 2018, we had total assets of $3,524,307 which included current assets of $200. Over the next 12 months, we intend to pursue our SayberX business and actions and initiatives that can progress the development of timber, water or agricultural resources on our land lease property that can in future provide further lifestyle enhancement products to be sold and marketed as part of our overall offering.

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

During the Fiscal year 2018, 2 separate amendments were entered into as it relates to the Loan Agreement with Best-Uni Peak Services Inc. Firstly, amendment was made to increase the loan availability amount up to $250,000 USD while all other terms and conditions remained in full force and effect. Secondly, further amendment was separately made on October 30, 2018, to extend the Maturity Date of the loan to the due date of October 31, 2019, while in all other respects the Revolving Loan Agreement remained in full force and effect, except for the need to pay a Default Penalty as defined in the original November 1, 2016, Revolving Loan Agreement, as the Default Penalty of 4.49% of the Company shares was paid and settled by the Company. On November 1, 2018 the Company issued 2,614,693 shares of its common stock, with a fair value of $1,045,877, in settlement of the Default Penalty.

As at October 31, 2018 the outstanding balance was $107,636 with an available credit line of $142,364.

We intend to apply any future proceeds advanced under the Loan Agreement toward the development costs associated with the property land lease and for general and administrative expenses, as required from time to time.

On the 29th day of October, 2018, the Cabin Canyon Investment Trust and the F&A Ranch Trust, each acting together as the (“Lessor”) entered into a 25-year Land Lease Agreement with Xplosion Incorporated (the “Company”), being for purposes of said Lease agreement defined as Xplosion (Oregon) Corporation, (an Oregon Corporation and 100% wholly owned subsidiary of the Company), as the (“Lessee”) to the Land Lease Agreement, and Xplosion Incorporated, a Nevada Corporation (the Company), being the (“Obligor”) to the Land Lease Agreement.

For greater specificity the land covered under this Lease consists of three contiguous tax lots which when combined total 588.80 acres. Based on the assessment records in Jackson County, Oregon, where the land is located, supported by independent third-party valuation report(s), such total land is comprised of 520.86 acres of Non-irrigable (Resource) land, 62.94 acres of Irrigable land, and a 5.0 acre homesite.

It offers Timber, Water and Agricultural rights and therein the potential for the Company to now utilize these land resources to develop and pursue a number of business initiatives and opportunities focused around its key goals and objectives of providing unique and innovative lifestyle enhancement products, solutions and ancillary goods to the Millennial and progressive Generation X and Y marketplace.

The value of the lease agreed with the Lessor, for the total 25-year term. of $3,509,188 was determined as being equal to the consensus market accepted baseline property value as provided by independent third-party valuation report(s), plus a 25% Premium. Under the terms of the Land Lease Agreement, it was agreed between the Company and the Lessor that an upfront stock payment in shares of the Company would be made to the Lessor equal in value to the Total Lease Term value. Such payment is deemed to be full and final payment for the complete fulfillment of all of the payments due in satisfaction of the 25-year Land Lease Agreement. The Lessee settlement of the payment to the Lessor is by way of the issuance of equity holdings in the Obligor to the Lessor (or to those designated assignees as instructed by the Lessor at the time of issuance), such total number of shares issued from the Obligor to the Lessee being 8,673,105 shares of the Obligor. The term of this Lease is twenty-five (25) years and 0 month(s), commencing on October 29th, 2018, and expiring at 11:59 p.m., PST, on October 28th, 2043, unless this Lease is sooner terminated or extended.

Our offices are currently located at Suite 223 – 468 North Camden Drive, Beverly Hills, CA 90210, and our telephone number is 1-310-601-3080. Our fiscal year end is October 31. Our corporate resident agent in Nevada is GKL Registered Agents/Filings, Inc. located at 3064 Silver Sage Drive, Suite 150, Carson City, NV 89701 (Telephone: (775) 841-0644, Facsimile (775) 841-2065.

Products and Services

Our flagship product from inception was the Sayber X automated self-stimulation device for men and the X Ring controller, which together anchored our first lifestyle enhancement offering, being the complete Sayber X line of products. The Sayber X is a wearable, automated, blue tooth and software integrated sexual stimulation device which enables the user to engage in self-stimulation either alone, or with a partner using the X-Ring controller remote control device and related software.

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

During Fiscal 2017 and 2018 the Company stocked inventory and conducted extensive sales and marketing initiatives which led to the revenue generated by the Company over these periods. During Q4 of Fiscal 2018, the Company made the decision to sell the remaining inventory that it had on hand at that time to a single interested purchaser as it had become clear that the manufacturer of the product was no longer in a position to be able to effectively manufacture and support the product in a manner that the Company needed in order to represent and distribute the product effectively. Should the situation change for the manufacturer in future the Company may again at such time expend resources to attempt to promote and sell the product line, but until such date the Company will only sell the products under the terms of its Non-Exclusive distribution agreement only if and when the Company is contacted directly by a potential client. The Company will no longer be seeking new clients for the SayberX product line.

Moving Forward

The Company now intends over the next 12 months to focus efforts towards the utilization of the Timber, Water and Agricultural rights it has exclusively obtained through the 25 year land lease it holds in its subsidiary. It intends to make effort to benefit from the potential for the Company to develop these resources by pursuing a number of business initiatives and opportunities focused around its key goals and objectives of providing unique and innovative lifestyle enhancement products, solutions and ancillary goods to the Millennial and progressive Generation X and Y marketplace.

TIMBER RIGHTS

As it relates to the Timber rights on the property the Company is investigating the prospect that is available to use the unique timber on site to pursue market opportunities to provide for sustainable eco-friendly furniture products.

Interest in sustainable furniture continues to grow as eco-friendly technology becomes a mainstay in our everyday lives.

What Is Green Furniture?

Green furniture companies are sprouting up in response, producing furniture that is sustainable and eco-friendly for the environmentally-conscious consumer.

Sustainable furniture is based on the closed-loop cycle of recycling. The goal of sustainable furniture companies is to design furniture that can be continually reused, disassembled and then reused again – or that can be used throughout a lifetime (or two). Most sustainable furniture companies also focus on reducing the environmental impact of their items, such as using reclaimed materials or non-toxic furniture stains.

The environmental impact, and importance, of buying eco-friendly furniture is often overlooked. Traditional sofas, beds, and other furnishings are major polluters of our homes.

Additionally, the EPA suggests that indoor air quality is often 2-5 times more polluted than outdoor air quality. Given that we spend 90 percent of our time indoors, purchasing furniture that’s good for the environment and our personal health is important. Many people are curious to learn how to find eco-friendly and sustainable furniture, as well as eco-friendly furniture companies.

What Are Sustainable Furniture Materials?

Sustainable furniture materials include a variety of resources, including reclaimed wood. The type of material, as well as how it was obtained, factor into its sustainable classification. The Forest Stewardship Council (FSC), for example, certifies wood as sustainably harvested. Sustainable, responsible harvests ensure that the natural ecosystem remains in place and is able to maintain itself and as a result, the forest continues to grow and produce wood.

Recycled and Reclaimed Materials

Some eco-friendly furniture companies use reclaimed or recycled materials, like wood, glass and iron to create sustainable furniture. Old furniture, homes and other structures often provide the reclaimed items. Companies have even used factory wood scraps or flawed wood pieces for their sustainable furniture. Wood is a popular choice for manufacturers because it’s durable, even if it’s been mishandled throughout the years. Reclaimed pine, for example, is a popular finish used in this industry sector. The Rainforest Alliance helps determine if a piece of furniture actually uses reclaimed wood. The non-profit organization provide the Rediscovered Wood Certification to qualifying furniture pieces. Sustainable furniture may also be certified Cradle to Cradle (C2C), which in part says that the furniture can be dismantled. Its individual parts can be recycled at a facility or reused in other furniture. Easy furniture disassembly also allows for quick and easy repairs, which extend the life of the piece. Furnishings consisting of recyclable materials, like most plastics or metals, help eco-friendly furniture companies by saving them from purchasing additional resources.

WATER RIGHTS

‘Sustainability and stewardship are opportunities as well as challenges’

12-Sep-2018 By Rachel Arthur (BeverageDaily.com)

With plastic bottles under fire, the bottled water industry is under intense scrutiny. Yet the industry is also driving forward with efforts to be more sustainable –So what can the future look like for the category?

http://WWW.BEVERAGEDAILY.COM/ARTICLE/2018/09/12/BOTTLED-WATER-SUSTAINABILITY-AND-STEWARDSHIP-ARE-OPPORTUNITIES-AS-WELL-AS-CHALLENGES

Eco-friendly means our drinking water is safe, clean and environmentally responsible

The Company is currently investigating the potential to establish a turnkey water purification facility on the property site by deploying the latest environmentally sustainable treatment technologies and the most cutting edge and ecologically sensitive packaging and distribution methods. Completely pre-packaged “plug and play” systems that may incorporate pretreatment, reverse osmosis and ozonation for efficient, easy-to-implement purified water production, all on a single skid are being investigated. Systems can be customized to your specifications, and it is delivered, installed, validated and supported by third-party water expert technology providers with systems providing. remote online monitoring and diagnostics to on-site service.

Dependent on the water quality at site any of the following technologies and processes may/may not be incorporated into a turnkey water treatment solutions at site:

•	Clarification
•	Sand filtration
•	Ozonation
•	Water softening
•	Ion exchange
•	Cartridge filtration
•	Ultrafiltration
•	Reverse osmosis
•	Disinfection

The goal is to potentially provide many clear environmental advantages to customers such as:

•	No more plastic bottles going to landfill
•	Reduced dependence on oil-derived plastics
•	Zero emissions caused by transporting water bottles
•	Better energy performance (many machines are Energy Star rated and/or feature a low power sleep mode)
•	All chemicals used in production are non-toxic and environmentally friendly

Making the earth a better place, glass by glass with pure, refreshing and eco-friendly water is the Company’s aim. It isn’t about winning hearts. It is about doing the right thing and taking responsibility.

•	Carbon Reduction Label - a World First
•	Green Thinking
•	Bottled Water and The Environment
•	Bottleless Water Movement
•	Green Initiatives

Stay Hydrated and Go Green

The Company is investigating the ability to acquire and utilize 100% compostable water bottles. Made from plant-based resins, the bottles have no detrimental impact on the environment. The bottle, cap and label are all fully compostable. After consumption, the empty bottle is collected and disposed of at industrial compost facilities for an environmentally friendly end of life solution.

500YRS

Every piece of plastic made over the last century is still present somewhere on our planet.

4X

The amount of waste diverted from landfills through composting has quadrupled since 1990, according to the EPA.

500+ YEARS

CONVENTIONAL PLASTICS

Together, Americans generate over 30 million tons of plastic waste each year. About 10 percent of that is recycled. The rest is sent to landfills and left to litter the planet for the next 30 generations.

3 MONTHS

COMPOSTABLE BIOPLASTICS

Compostable bioplastics will completely return to organic matter by becoming nutrient rich biomass through the composting process in as little as 3 months, leaving no toxins or residue like petroleum-based plastics.

The bioplastics used to mold compostable products meets recognized American and/or International Standards for compostable materials. It safely decomposes —just like food and yard waste.

LAND RIGHTS

The Company is currently in discussion and negotiation with other parties that have potential interest in acquisition of the land lease rights for that portion of the Oregon property deemed as irrigable.

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

Subsidiaries

The Company has a 100% wholly owned subsidiary, Xplosion (Oregon) Corporation. The subsidiary holds ownership of a prepaid 25 year land lease property Agreement for 588 acres located in Jackson County, Oregon.

Intellectual Property

As of the date of this filing the Company has no Intellectual Property.

LEGAL PROCEEDINGS

On or about February 9, 2018, the Company received notice that it has been served as a co-defendant in a Complaint for Infringement of US Patent 6,368,268. The Complaint alleges that the Company and the co-defendant, Interactive Holdings Limited, have infringed on the Plaintiff’s patent and seek a permanent injunction plus an award of damages.

During the quarter ended July 31, 2018, the action was settled in full by the Company and the co-defendant by the payment of $10,000 to the Plaintiff for a non-exclusive, worldwide, fully paid license to the Complainant’s technology.

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

Risks Associated with Our Financial Condition

There is substantial doubt about our ability to continue as a going concern.

We incurred a net loss of $1,250,141 for the year ended October 31, 2018 as compared to a loss of $577,116 for the year ended to October 31, 2017 As at October 31, 2018 we had cash on hand of $200. To satisfy our financial requirements during the 12 month period beginning November 1, 2018, we intend to rely initially on funding available to us from shareholders of our Company. We are in the development stage and have yet to attain profitable operations and in their report on our financial statements for the year ended October 31, 2018, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors.

If we are unable to obtain financing in the amounts and on terms and dates acceptable to us, we may not be able to execute our business plan, and so may be forced to modify, scale back or cease operations, and you could lose your entire investment.

We require approximately $1,000,000 to carry out our planned business activities over the next 12 months and had approximately $200 in cash on hand as of October 31, 2018. To satisfy our financial requirements during the 12-month period beginning November 1, 2018 we intend to rely initially on the proceeds of sales of equity or the acquisition of third-party loans or on any revenues, if any. We do not currently have any arrangements for additional financing. We will have to raise additional funds for the development of our business and the marketing of our products. Such additional funds may be raised through the sale of additional stock, stockholder and director advances and/or commercial borrowing. There can be no assurance that a financing will continue to be available if necessary to meet these continuing development costs or, if the financing is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us will result in a significant dilution in the equity interests of our stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may not be able to execute our business plan, and so may be forced to modify, scale back or cease our operations, and you could lose your entire investment. In the event we are unable to secure additional capital, based upon our current cash position, and without considering potential revenues from the sale of our products, we estimate that we will be able to sustain nominal operations for a period of 12 months from the date of this filing.

Risks Associated with Our Business

We may not be able to compete effectively against other companies that have existed for a longer period and have greater financial resources.

We compete in existing markets and in future markets that are highly competitive and expect competition to intensify in the future. We will seek to compete with a variety of developing and established companies, including those engaged in the sale of broader portfolios of lifestyle enhancement products that target millennials and progressive thinkers of Generation X and Y. Many of our prospective competitors have significantly greater financial, technical, and marketing resources than our company, and many have established consumer brands, preferential supplier relationships, and developed sale and distribution networks and infrastructure, both traditional and online.

We may not be able to compete successfully against these competitors. If we are unable to effectively compete in the lifestyle enhancement markets, our results would be negatively affected, we may be unable to implement our business plan, and our business may ultimately fail.

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

New business operations could disrupt the Company’s ongoing business and present risks not originally contemplated.

The Company has invested, and in the future may invest, in new business strategies or acquisitions. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, greater than expected liabilities and expenses, inadequate return of capital and unidentified issues not discovered in the Company’s due diligence. These new ventures are inherently risky and may not be successful.

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

Eugenio Gregorio, our current sole executive officer and director, resides in the Philippines and is not required to commit his full time to our affairs, which could create a conflict of interest when allocating his time between our operations and his other commitments. He is not obligated to devote any specific number of hours to our affairs, but it is estimated that he will devote approximately 20 hours per week on our business.

Mr. Gregorio is an entrepreneur and is involved in other ventures in fields that do not compete with our business. However, if his other activities require him to devote more substantial amounts of time to them, it could limit his ability to devote time to our affairs and could have a negative impact on our ability to pursue our business plan. Additionally, Mr. Gregorio and future company officers and directors may become aware of business opportunities that may be appropriate for presentation to us and the other entities to which they owe fiduciary duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure anyone that these conflicts will be resolved in our favor.

We depend on uncompensated executives to implement our business plan.

We have paid management fees of $5,765 and accrued $42,236 during the year ended October 31, 2018 to our former CEO, Mr. Galan for his services to the Company. We intend to compensate our new CEO, Mr. Gregorio, when we generate revenues. However, there is no guarantee that we will be able to generate revenues or that Mr. Gregorio will continue to serve our Company until it generates revenues. If Mr. Gregorio chooses to leave the Company, our plan of operations will be materially delayed.

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

Eugenio Gregorio, our sole officer and director, holds approximately 19.31% of our issued and outstanding shares of Common Stock, and accordingly, Mr. Gregorio will be able to control the policies of the Company and the Board of Directors. Accordingly, Mr. Gregorio will retain control of management policies, and of the Board of Directors for the foreseeable future. Additionally, in the event that Mr. Gregorio controls our company at the time of his death, control may be transferred to a person or entity that he designates as his successor. As a board member and officer, Mr. Gregorio owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Gregorio is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally.

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

ITEM 2. PROPERTIES

We do not currently own any real property. Our corporate office is located at Suite 223 – 468 North Camden Drive, Hollywood, CA 90210, for which are charged $199 per month. We have a twenty-five year, fully paid, lease on 588 acres in Jackson County, Oregon.

ITEM 3. LEGAL PROCEEDINGS

On or about February 9, 2018, the Company received notice that it has been served as a co-defendant in a Complaint for Infringement of US Patent 6,368,268. The Complaint alleges that the Company and the co-defendant, Interactive Holdings Limited, have infringed on the Plaintiff’s patent and seek a permanent injunction plus an award of damages.

During the quarter ended July 31, 2018, the action was settled in full by the Company and the co-defendant by the payment of $10,000 to the Plaintiff for a non-exclusive, worldwide, fully paid license to the Complainant’s technology.

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

As of March 11, 2019 we had approximately 59 stockholders of record of our common stock. As of such date 60,848,398 shares of our common stock were issued and outstanding

Dividend Policy

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In October 2018 the Company issued 8,673,105 shares of common stock, with a fair value of $3,509,188, for a fully-paid lease of 588 acres in Jackson County, Oregon.

In November 2018 the Company issued 2,614,693 shares of common stock, with a fair value of $1,045,877, for penalty of not repaying the loan from Best-Uni Peak Services by its maturity date of October 31, 2018.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no long-term incentive plans.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended October 31, 2018 and October 31, 2017 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 29 of this annual report.

Critical Accounting Policies and Estimates

 Revenue Recognition

During Fiscal 2017 and 2018, the Company acquired full ownership of all products under its Global Distribution Agreement directly from the technology holder and in turn re-sold the products through by wholesale through sub-distributors and also directly to end users via e-commerce. The Company determined that it is the primary obligator as it i) is responsible for fulfillment; ii) assumes full inventory risk; iii) has no right of return of unsold product; iv) has the sole right to establish selling prices; v) has physical loss inventory risk and vi) has credit risk. The Company recognizes revenue, at the gross amount invoiced, when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, price is fixed and determinable, and collectability is reasonably assured.

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

Anticipated Cash Requirements

We anticipate that we will incur the following expenses over the next twelve months:

Expense Item	Cost
General and administrative expenses	$150,000
Professional fees	$50,000
Property Development expenses	$500,000
Consulting fees and expenses	$150,000
Re-payment of Outstanding loan	$150,000
Total:	$1,000,000

At present, our cash requirements for the next 12 months (beginning November 1, 2018) outweigh the funds available to maintain or develop our business. Of the $1,000,000 that we require for the next 12 months, we had $200 in cash as of October 31, 2018 and a working capital deficiency of $222,230 as at October 31, 2018. In order to improve our liquidity, we plan pursue additional equity or debt financing from private investors. We do not currently have any definitive arrangements in place for the completion of any further private placement financings or additional debt or loan facilities and there is no assurance that we will be successful in completing any further such financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us. If we are unable to raise any capital whatsoever via equity placements, or loan agreements, it may make it impossible for us to execute on our business plans.

Results of Operations

We will require funds to increase and diversify our business. We will continue to rely on funds raised through the sale of our common stock or other third-party debt facilities available to us. As of October 31, 2018, we were in need of equity or debt financing in order to expand operations and execute our business plans. We cannot assure that we will raise the required funds.

We had a net loss for the year ended October 31, 2018, of approximately $1,250,000, as compared to a net loss for the year ended October 31, 2017, of approximately $577,000. The increased loss for the year ended October 31, 2018, includes default interest expense of $1,045,877 related to the loan from Best Uni Peak Services not repaid in full at the maturity date of October 31, 2018.

Liquidity and Capital Resources

During the fiscal year ended October 31, 2018, we generated cash of approximately $10,000 from operating activities while investing activities used approximately $25,000 and financing activities provided cash of approximately $13,000. During the year ended October 31, 2017, we used cash of approximately $385,000 for operating activities while financing activities provided cash of approximately $229,000 and investing activities used $nil..

We are presently generating no revenues we still have ongoing losses, and we do not have enough cash to satisfy our cash requirements. In their report on our audited consolidated financial statements for the fiscal year ended October 31, 2018, as for the previous year, our independent registered accountants stated that conditions exist that raise substantial doubt as to our ability to continue as a going concern.

We had a working capital deficiency as at October 31, 2018, of approximately $222,000, as compared to working capital deficiency of approximately $60,000 at October 31, 2017. At October 31, 2018, we had an accumulated deficit of approximately $2,190,000 and total stockholders’ equity of approximately $2,256,000, as compared to an accumulated deficit of approximately $940,000 and total stockholders’ deficiency of approximately $60,000 at October 31, 2017.

Based on our current level of expenditures, we estimate that cash of approximately $250,000 per quarter will be required to fund operations through October 31, 2019. Actual expenditures will depend both on the level of expenditures and the availability of funds.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Green & Company, CPAs A PCAOB Registered Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Xplosion Incorporated

Opinion on the Financial Statements

We have audited the accompanying Consolidated Balance Sheets of Xplosion Incorporated (the Company) as of October 31, 2018 and 2017, the related Consolidated Statements of Operations, Stockholders’ Deficit, and Cash Flows for the years ended October 31, 2018 and 2017, and the related notes (collectively referred to as the “Consolidated Financial Statements”). In our opinion, the Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company as of October 31, 2018 and 2017, and the results of its operations and its cash flows for the years ended October 31, 2018 and 2017, in conformity with U.S. generally accepted accounting principles.

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

/s/ Green & Company, CPAs

Green & Company, CPAs

We have served as the Company’s auditor since 2016.

Tampa, FL 33618

March 29, 2019

13907 N Dale Mabry Hwy, Suite 102	Tampa, FL 33618	813.606.4388

XPLOSION INCORPORATED

Consolidated Balance Sheets
October 31, 2018 and 2017

	2018	2017
Assets

Current assets:
Cash	$200	$1,562
Accounts receivable	-	3,595
Deposit	-	4,778
Inventory	-	117,709
Prepaid expenses	-	20,000

Total current assets	200	147,644

Long-term lease	3,524,107	-

Total assets	$3,524,307	$147,644

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$21,375	$40,690
Accrued expenses	51,183	15,460
Accrued remmunereation	42,236	-
Loan	107,636	147,680
Due to shareholder	-	3,861
Total current liabilities	222,430	207,691
Accrued interest	1,045,877	-
Total liabilities	1,268,307	207,691

Stockholders' (Deficit) Equity
Preferred stock:
$0.001 par value, authorized 100,000,000 shares, issued and outstanding nil shares	-	-
Common Stock:
$0.001 par value, authorized 300,000,000 shares, issued and outstanding 58,233,705 shares (2017 - 49,487,600)	58,234	49,488
Additional paid-in capital	4,387,964	830,522
Retained Earnings (Deficit)	(2,190,198)	(940,057)
Total stockholders' (deficit) equity	2,256,000	(60,047)
Total liabilities and stockholders' (deficit) equity	$3,524,307	$147,644

See accompanying notes to financial statements

XPLOSION INCORPORATED

Consolidated Statements of Operations
For the years ended October 31, 2018 and 2017

	2018	2017

Revenue:	$139,517	$497,804

Cost of revenue	125,855	445,429

Gross margin	13,662	52,375

Expenses:
Amortization	-	99,996
General and administrative	81,400	68,624
Marketing	88,783	144,249
Bad debts	12,412	131,122
Impairment loss	-	216,671
	182,595	660,662

Income (loss) from operations	(168,933)	(608,287)

Other income and expense:
Interest expense	(1,083,620)	(24,931)
Interest income	2,412	56,102
	(1,081,208)	31,171

Net loss for the year	$(1,250,141)	$(577,116)

Net loss per share	$(0.03)	$(0.01)

Weighted average number of shares outstanding	49,591,327	49,432,472

See accompanying notes to financial statements

XPLOSION INCORPORATED

Consolidated Statements of Stockholders' Equity
For the years ended October 31, 2018, 2017 and 2016 and
the period from October 6, 2015 (inception) to October 31, 2015

	Common Stock		Additional	Retained	Total
	Number of Shares	Amount	Paid-in Capital	Earnings (Deficit)	Stockholders' Equity

Balance October 31, 2015	40,250,100	$40,251	$136,009	$(2,572)	$173,688

Shares of common stock issued for cash	9,062,500	9,062	607,188		616,250

Net loss	-	-	-	(360,369)	(360,369)

Balance October 31, 2016	49,312,600	49,313	743,197	(362,941)	429,569

Shares issued for cash, January 25, 2017	175,000	175	87,325		87,500

Net loss				(577,116)	(577,116)

Balance October 31, 2017	49,487,600	$49,488	$830,522	$(940,057)	$(60,047)

Net Loss				(1,250,141)	(1,250,141)

Shares issued for cash	73,000	73	56,927		57,000
Shares issued for long-term lease	8,673,105	8,673	3,500,515		3,509,188

Balance October 31, 2018	58,233,705	$58,234	$4,387,964	$(2,190,198)	$2,256,000

See accompanying notes to financial statements

XPLOSION INCORPORATED

Consolidated Statements of Cash Flows
For the years ended October 31, 2018 and 2017

	2018	2017

Cash provided by (used in) operating activities:

Operating activities:
Net loss for the year	$(1,250,141)	$(577,116)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of distribution rights	-	99,996
Defualt interest on loan payable	1,045,877	-
Bad debts	12,412	131,122
Impairment charge	-	216,671

Changes in assets and liabilities
Accounts receivable	3,595	14,852
Accounts payable and accrued expenses	58,644	(9,395)
Accrued interest receivable	(2,412)	(18,613)
Inventory	117,709	(117,709)
Deposits and prepaid expenses	24,778	(4,778)
Deferred revenue	-	(119,853)

Net cash from (used) in operating activities	10,462	(384,823)

Cash used in investing activities:

Loan receivable	(10,000)	-
acquisition costs - long-term lease	(14,919)	-

Net cash (used in) investing activities	(24,919)	-

Cash provided by financing activities:
Proceeds from issuance of capital stock	57,000	87,500
(Repayment of) proceeds from loan payable, net	(40,044)	147,680
(Repayment) advance from shareholder,net	(3,861)	(6,568)

Net cash provided by financing activities	13,095	228,612

Increase in cash during the period	(1,362)	(156,211)
Cash at beginning of the period	1,562	157,773

Cash at end of the period	$200	$1,562

Supplementary Information:

Cash paid for:
Interest paid	$50,282	$9,808
Income taxes	$-	$-

Non-cash transactions:
Shares issued for long-term lease	$3,509,188	$-

See accompanying notes to financial statements

XPLOSION INCORPORATED

NOTES TO FINANCIAL STATEMENTS

October 31, 2018

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization

Xplosion Incorporated (the “Company”) was incorporated under the laws of the State of Nevada on October 6, 2015.

The Company is in the business of marketing, distribution of innovative lifestyle and enhancement products and complimentary goods through a global distribution license for the SayberX line of self-stimulation devices for men and couples. During the year ended October 31, 2018 the Company acquired land, through a twenty-five year prepaid lease, where the Company has timber, water and agriculture rights that will allow the Company to pursue the business of lifestyle enhancement products, solutions and ancillary and goods and services.

Going Concern

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At October 31, 2018 and 2017, the Company had cash of $200 and $1,562, respectively, and negative working capital of $222,230 as at October 31, 2018 and $60,477 as at October 31, 2017. For the years ended October 31, 2018 and 2017 the Company had net losses of $1,250,141 and $577,116, respectively. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded assets amounts shown in the accompanying consolidated financial statements is dependent upon continued operations of the Company, which in turn is dependent on the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.

Principles of Consolidation

The consolidated financial statements include the accounts of Xplosion Incorporated and its wholly owned subsidiary Xplosion (Oregon) Corporation.

All significant intercompany balances and transactions have been eliminated.

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

During the year ended October 31, 2018 97.9% (2017 – 90.4%) of the Company’s revenue was concentrated in the hands of one major customer.

Accounts Receivable

Accounts receivable result from sale of SayberX units and are recorded at their principal amounts.Receivables are generally unsecured.

The Company does not have off-balance sheet credit exposure related to its customers.

Inventory

Inventory consisting of SayberX units is stated at the lower of cost (first in, first out method) or net realizable value.

Advertising Expenses

Advertising costs are expensed as incurred. During the year ended October 31, 2018 and 2017 the Company incurred advertising costs of $nil and $nil, respectively.

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

Long-term Lease

The long-term lease will be amortized on a straight-line basis over the twenty-five year term of the lease in the amount of approximately $110,000 per year.

Impairment of Other Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances indicate impairment may have occurred. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributed to the assets or the business to which the assets relate. Impairment losses, if any, are measured as the amount by which the carrying value exceeds the fair value of the assets. During the year ended October 31, 2018 and 2017, the Company identified impairment losses related to the Company’s long-lived assets of $nil and $216,671, respectively.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the year ended October 31, 2018, there are no outstanding stock options and warrants. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

The Company has adopted this standard.

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

In February 2018, FASB issued Accounting Standards Update No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). The new standard amends ASC 220 to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the “Tax Cuts and Jobs Act” and requires entities to provide certain disclosures regarding stranded tax effects. Adoption of ASU 2018-02 is required for fiscal reporting periods beginning after December 15, 2018, including interim reporting periods within those fiscal years with early adoption being permitted. The Company does not expect the adoption of ASU 2018-02 to have a material impact on its consolidated financial statements.

In August 2018, FASB issued Accounting Standards Update No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). The new standard makes various modifications to the disclosure requirements on fair value measurement in Topic 820. Adoption of ASU 2018-13 is required for fiscal reporting periods beginning after December 15, 2019, including interim reporting periods within those fiscal years with early adoption being permitted. The Company does not expect the adoption of ASU 2018-13 to have a material impact on its consolidated financial statements.

Note 2. Long-term Lease

During the year ended October 31, 2018 the Company entered into a twenty-five year lease for approximately 588 acres of land in Jackson County, Oregon, USA. The fair value of the full twenty-five year lease of $3,509,188 was paid in full by the issuance of 8,673,105 shares of common stock.

Note 3. Revolving Loan Facility

On November 1, 2016 the Company entered into an agreement, and amended May 18, 2018, for a revolving loan facility of up to $250,000. The loan, due on or before October 31, 2018, is unsecured and with interest of 2% per month, calculated based on the amount of principal outstanding at the end of each month. As the total principal outstanding and accrued interest was not paid at maturity the Company, subsequent to October 31, 2018, made a Default Payment consisting of 2,614,693 common shares, with a fair value of $1,045,877, being 4.49% of the total of issued and outstanding shares of the Company at that date. Accrued interest in the amount of $1,045,877 has been recorded as a long-term liability.

The loan has been extended to October 31, 2019.

The balance outstanding as at October 31, 2018 was $107,636 with an available credit line of $142,364.

Note 4. Related Party Transactions

During the year ended October 31, 2018 the Company received advances from the Company’s former sole officer and director in the amount of $5,072 and repaid $8,933. The is no balance owing as at October 31, 2018.

During the year ended October 31, 2018 the Company accrued fees of $48,000 and paid $5,765 to its former officer and director. The balance outstanding as at October 31, 2018 of $42,236 is included in accrued remuneration.

 Note 5. Share Capital

Preferred Stock

The Company’s authorized capital includes 100,000,000 shares of preferred stock of $0.001 par value. The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

No shares of preferred stock are issued and outstanding as of October 31, 2018.

Common Stock

The Company is authorized to issue 300,000,000 shares of common stock, par value of $0.001.

During the year ended October 31, 2018 the Company issued on

•	January 25, 2018, 73,000 shares of common stock for proceeds of $57,000
•	October 29, 2018, 8,673,105 shares of common stock for prepaid lease with a fair value of $3,509,188

During the fiscal periods ended October 31, 2017, 2016 and 2015 the Company issued on

•	October 6, 2015, 100 shares of common stock for proceeds of $10

•	October 6, 2015, 6,250,000 shares of common stock for proceeds of $6,250

•	October 31, 2015, 34,000,000 shares of common stock for proceeds of $170,000

•	December 4, 2015, 2,000,000 shares of common stock for proceeds of $100,000

•	December 24, 2015, 1,675,000 shares of common stock for proceeds of $83,750

•	January 5, 2016, 1,500,000 shares of common stock for proceeds of $75,000

•	March 15, 2016, 600,000 shares of common stock for proceeds of $30,000

•	April 6, 2016, 1,000,000 shares of common stock for proceeds of $50,000

•	April 29, 2016, 1,000,000 shares of common stock for proceeds of $100,000

•	May 24, 2016, 250,000 shares of common stock for proceeds of $25,000

•	July 5, 2016, 375,000 shares of common stock for proceeds of $37,500

•	August 4, 2016, 175,000 shares of common stock for proceeds of $17,500

•	September 2, 2016, 487,500 shares of common stock for proceeds of $97,500

•	January 25, 2017, 175,000 shares of common stock for proceeds of $87,500

Note 6. Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has had net operating losses of $1,832,460 since inception on October 6, 2015. The Company computes tax asset beneifts for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in furture years. The net operating losses can be carried forward indefinitely.

The components of the net deferred tax assets as at October 31, 2018 and 2017 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	2018	2017
Net Operating Losses	$1,832,460	$582,319
Statutory Tax Rate	21%	21%
Effective Tax Rate	-	-
Deferred Tax Asset - NOL	$384,817	$122,287
Deferred Tax Asset – Impairment loss and bad debts	66,500	66,500
Total Deferred Tax Asset	451,317	188,787
Valuation Allowance	(451,317)	(188,787)
Net Deferred Tax Asset	$-	$-

The tax years ended October 31, 2015, 2016, 2017 and 2018 are open for audit by both federal and state taxing authorities.

Note 7. Commitments

The Company has a consulting contract, which has monthly payments amount of $10,000, to January 31, 2019.

Note 8. Subsequent Events

Subsequent to October 31, 2018 the Company issued 2,614,693 shares of common stock, with a fair value of $1,045,877, as settlement of default due to the loan not being repaid by the due date of October 31, 2018.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive and financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of October 31, 2018, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of October 31, 2018, our disclosure controls and procedures were not effective.

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

Based on our evaluation and the material weaknesses described below, management concluded that we did not maintain effective internal control over financial reporting as of October 31, 2018. This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Because we are a smaller reporting company, management’s report was not subject to attestation by our registered public accounting firm.

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended October 31, 2018, certain significant deficiencies in internal control became evident to management that, in the aggregate, represent material weaknesses, including:

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

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2019 assessment of the effectiveness of our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended October 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Age	Position Held with our Company	Date First Elected or Appointed

Eugenio Gregorio	56	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	May 1, 2018

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Eugenio Gregorio - President, Chief Executive and Financial Officer and Director

On May 1, 2018, the Board of Directors appointed Eugenio Gregorio as our Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer as well as our Sole Director. Mr. Gregorio has worked in the communications and public relations fields since 1987. During the period of 2014 – 2018, Mr. Gregorio held the position of CEO of Madison Ventures Inc., where he handled and oversaw business development and corporate fiduciary and public reporting obligations. Since 2013, Mr. Gregorio has held the position of Gaming Industry Advisor at Vegas Universal Solutions, where he handles corporate affairs, government and regulatory agency relations and business development. From 2009 until 2013, he was a Corporate Affairs Officer at Eway54 Corp., where he handles business development and marketing and government and regulatory agency relations. From 2010 until 2012, Mr. Gregorio was an independent Business Development and Public Relations Counselor,

during which time he, among other things, provided business development and government relations services to a holding company for its plans to enter land based and online casino industries., public relations for a real estate developer. From 2009 to 2010, Mr. Gregorio was Spokesman and Public Relations Manager for

SmartmaticTIM, where he served as spokesman and handles public affairs and government relations for the company that won the Commission on Elections bid to fully automate the Philippines’ 2010 election.

Mr. Gregorio’s was appointed as our director due to his extensive experience and overall business background.

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

5.

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

44

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, for each of our last three completed fiscal years, the dollar value of all cash and noncash compensation earned by any person who was our principal executive officer during the preceding fiscal year and each of our three most highly compensated executive officers earning more than $100,000 during the fiscal years ended October 31, 2018, 2017, and 2016 and up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended October 31, 2018 and 2017, (together, the “Named Executive Officers”):

Name and Principal Position	Year Ended Oct. 31	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation	Change in Pension Value and Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Nicholas Galan	2018	--	--	--	--	--	--	48,000	48,000
President, Chief	2017	--	--	--	--	--	--	5,065	5,065
Executive Officer, Chief	2016	--	--	--	--	--	--	--	--
Financial Officer, Treasurer and Director

Eugenio Gregorio	2018	--	--	--	--	--	--	--	--
President, Chief Executive Officer, Chief	2017	--	--	--	--	--	--	--	--
Financial Officer, Treasurer and Director	2016	--	--	--	--	--	--	--	--

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

None of our Named Executive Officers has any outstanding equity awards as of October 31, 2018.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 11 2019, with respect to the beneficial ownership of our outstanding common stock by: (i) any holder of more than 5%; (ii) each of the Named Executive Officers, directors, and director nominees; and (iii) our directors, director nominees, and Named Executive Officers as a group, based on 60,848,398 shares of common stock outstanding as of March 11, 2019. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned:

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Principal Stockholders:
EUGENIO GREGORIO 1208 TAMARIND ROAD, DASMARINAS VILLAGE, METRO MANILA MAKATI CITY 1222 PHILIPPINES	Common Stock	11,750,000	19.31%

Named Executive Officers and Directors:	Common Stock	11,750,000	19.31%

All Executive Officers and Directors as a Group: (1 Director)	Common Stock	11,750,000	19.31%

_________

(1)

Based on 60,848,398 shares of common stock issued and outstanding as of March 11, 2019. Except as otherwise indicated, we believe that the beneficial owners of the common shares listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended October 31, 2018, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with one director, consisting of Eugenio Gregorio. We have determined that none of our directors is an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

Advances due to Stockholders

During the year ended October 31, 2018 the Company received advances from the Company’s former sole officer and director in the amount of $5,072 and repaid $8,933. The is no balance owing as at October 31, 2018.

During the year ended October 31, 2018 the Company accrued fees of $48,000 and paid $5,765 to its former officer and director. The balance outstanding as at October 31, 2018 of $42,236 is included in accrued remuneration

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed or accrued by our independent registered accountants during the fiscal years ended October 31, 2018 and 2017:

	October 31, 2018	October 31, 2017

Audit Fees	$15,500	$1,700

Audit Related Fees	--	--

Tax Fees	--	--

All Other Fees	--	--
Total Fees	$15,500	$1,700

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

All other fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2018.

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

XPLOSION INCORPORATED

Dated: March 29, 2019	By:	/s/ EUGENIO GREGORIO /s/
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

Dated: March 29, 2019	/s/ EUGENIO GREGORIO /s/
Eugenio Gregorio President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

