Form 10-Q
period 2019-01-31
XPLOSION Inc
filed 2019-04-24
CIK 1694688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 24, 2019, the issuer had one class of common stock, with a par value of $0.001, of which 60,848,398 shares were issued and outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XPLOSION INCORPORATED

Consolidated Balance Sheets
January 31, 2019 and October 31, 2018
(unaudited)

	January 31	October 31
	2019	2018
Assets

Current assets:
Cash	$158	$200

Total current assets	158	200

Long-term lease, net	3,488,866	3,524,107

Total assets	$3,489,024	$3,524,307

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$30,697	$21,375
Accrued expenses	87,764	51,183
Accrued remuneration	42,236	42,236
Loan	110,689	107,636
Total current liabilities	271,386	222,430
Accrued interest	-	1,045,877
Total liabilities	271,386	1,268,307

Stockholders' (Deficit) Equity
Preferred stock: $0.001 par value, authorized 100,000,000 shares, issued and outstanding nil shares	-	-
Common Stock: $0.001 par value, authorized 300,000,000 shares, issued and outstanding 60,848,398 shares (2018 - 58,233,705)	60,849	58,234
Additional paid-in capital	5,431,227	4,387,964
Retained Earnings (Deficit)	(2,274,438)	(2,190,198)
Total stockholders' (deficit) equity	3,217,638	2,256,000
Total liabilities and stockholders' (deficit) equity	$3,489,024	$3,524,307

See accompanying notes to financial statements

XPLOSION INCORPORATED

Statements of Operations
For the three months ended January 31, 2019 and 2018
(unaudited)

	2019	2018

Revenue	$-	$2,908

Cost of Revenue	-	9,524

Gross Profit (Loss)	-	(6,616)

Expenses
Amortization	35,241	-
General and administrative	12,418	32,143
Marketing	30,000	20,162
Total operating expenses	77,659	52,305

Loss from operations	(77,659)	(58,921)

Other income and expense
Interest expense	(6,581)	(8,951)
Interest income	-	-
	(6,581)	(8,951)

Net Loss	$(84,240)	$(67,872)

Net loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	60,848,398	49,493,959

See accompanying notes to financial statements

XPLOSION INCORPORATED

Consolidated Statements of Cash Flows
For the three months ended January 31, 2019 and 2018
(unaudited)

	2019	2018

Cash provided by (used in) operating activities:

Operating activities:
Net loss for the year	$(84,240)	$(67,872)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of long-term lease	35,241	-

Changes in assets and liabilities
Accounts receivable	-	(698)
Accounts payable and accrued expenses	45,904	36,313
Inventory	-	7,374
Deposits and prepaid expenses	-	20,000

Net cash from (used) in operating activities	(3,095)	(4,883)

Cash provided by financing activities:
Proceeds from issuance of capital stock	-	57,000
(Repayment of) proceeds from loan payable, net	3,053	1,499
(Repayment) advance from shareholder,net	-	2,168

Net cash provided by financing activities	3,053	60,667

Increase in cash during the period	(42)	55,784
Cash at beginning of the period	200	1,562
Cash at end of the period	$158	$57,346

Supplementary Information:

Cash paid for:
Interest paid	$-	$-
Income taxes	$-	$-

Non-cash transactions:
Shares issued for settlement of accrued interest	$1,045,877	$-

See accompanying notes to financial statements.

XPLOSION INCORPORATED

NOTES TO FINANCIAL STATEMENTS

January 31, 2019

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

Interim Period Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the Securities and Exchange Commission’s instructions. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for such interim period. The results reported in these interim financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. Certain information and note disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited interim condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended October 31, 2018, filed March 29, 2019.

Going Concern

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At January 31, 2019 and October 31, 2018, the Company had cash of $158 and $200, respectively, and negative working capital of $271,228 as at January 31, 2019 and $222,230 as at October 31, 2018. For the three months ended January 31, 2019 and 2018 the Company had net losses of $84,240 and $67,872, respectively. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded assets amounts shown in the accompanying consolidated financial statements is dependent upon continued operations of the Company, which in turn is dependent on the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.

Principles of Consolidation

The consolidated financial statements include the accounts of Xplosion Incorpoated and its wholly owned subsidiary Xplosion (Oregon) Corporation.

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

Advertising Expenses

Advertising costs are expensed as incurred. During the three months ended January 31, 2019 and 2018 the Company incurred advertising costs of $nil and $nil, respectively.

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

Long-term Lease

The long-term lease is being amortized on a striaght-line basis over the twenty-five year term of the lease in the amount of approximately $140,000 per year.

Impairment of Other Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances indicate impairment may have occurred. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributed to the assets or the business to which the assets relate. Impairment losses, if any, are measured as the amount by which the carrying value exceeds the fair value of the assets. During the three months ended January 31, 2019 and 2018, the Company identified no impairment losses related to the Company’s long-lived assets.

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

In February 2018, FASB issued Accounting Standards Update No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). The new standard amends ASC 220 to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the “Tax Cuts and Jobs Act” and requires entities to provide certain disclosures regarding stranded tax effects. Adoption of ASU 2018-02 is required for fiscal reporting periods beginning after December 15, 2018, including interim reporting periods within those fiscal years with early adoption being permitted. The Company has adopted this standard.

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

Note 2. Long-term Lease

During the year ended October 31, 2018 the Company entered into a twenty-five year lease for approximately 588 acres of land in Jackson County, Oregon, USA. The fair value of the full twenty-five year lease of $3,509,188 was paid in full by the issuance of 8,673,105 shares of common stock. The cost of the lease is being amortized on a straight-line basis over the term of the lease.

Note 3. Revolving Loan Facility

On November 1, 2016 the Company entered into an agreement, and amended May 18, 2018, for a revolving loan facility of up to $250,000. The loan, due on or before October 31, 2019, is unsecured and with interest of 2% per month, calculated based on the amount of principal outstanding at the end of each month. As the total principal outstanding and accrued interest was not paid at maturity the Company, on November 1, 2018, made a Default Payment consisting of 2,614,693 common shares, with a fair value of $1,045,877, being 4.49% of the total of issued and outstanding shares of the Company at that date.

The balance outstanding as at January 31, 2019 was $110,689 with an available credit line of $139,311.

Note 4. Related Party Transactions

The balance of accrued remuneration outstanding as at January 31, 2019 in the amount of $42,236 is due to its former officer and director.

Note 5. Share Capital

Preferred Stock

The Company’s authorized capital includes 100,000,000 shares of preferred stock of $0.001 par value. The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

No shares of preferred stock are issued and outstanding as of January 31, 2019.

Common Stock

The Company is authorized to issue 300,000,000 shares of common stock, par value of $0.001.

During the three months ended January 31, 2019 the Company issued on

•	November 1, 2018 2,614,693 shares of common stock in settlement of accrued interest payable of $1,045,877.

Note 6. Subsequent Events

Management has evaluated subsequent events up to the date of filing. There are no subsequent events to report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited financial statements for the three months ended January 31, 2019 and 2018, and our annual report for the year ended October 31, 2017, including the financial statements and notes thereto.

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

Introduction

We are a company engaged in the sales, marketing and distribution of innovative lifestyle enhancement products and complimentary goods that target millennials and progressive thinkers of Generation X and Y. To date, we generated our revenues from the distribution of certain products to sub-distributors, wholesalers, and/or third party retailers, as well as from the direct sale of our products to consumers via various websites or via other online affiliate or third-party websites. Our initial product offering was the Sayber X automated self-stimulation device for men and the X-Ring controller. The Sayber X is a wearable, automated, blue tooth and software integrated sexual stimulation device which enables the user to engage in self-stimulation either alone or with a partner using the X-Ring controller remote control device and related software. During the fiscal year end 2018, Xplosion was able to successfully negotiate the sale of all of our remaining inventory, while at the same time successfully seeking out and securing additional consistent and parallel business opportunities that continue to work to move ahead our directive to provide innovative lifestyle enhancement solutions.

In this vein, during fiscal year end 2018, the Company was able to locate and negotiate a viable business opportunity by securing a 25-year land lease on a 588 acre property in Oregon. The site provides the Company with Timber, Water and Agricultural rights giving the Company the potential to develop and pursue a number of business initiatives and opportunities focused around its key goals and objectives of providing unique and innovative lifestyle enhancement products, solutions and ancillary goods to the Millennial and progressive Generation X and Y marketplace (continuing forth with the core business directives that Xplosion has always had since its date of inception).

During our first quarter ended January 31, 2019, the Company focused the majority of its attention and effort towards developing a plan and strategy as to how best to utilize the Timber, Water and Agricultural rights it has exclusively obtained through this 25 year land lease it holds in its subsidiary. We intend to benefit from the potential for the Company to develop these resources by continuing to pursue a number of business initiatives and opportunities focused around its key goals and objectives of providing unique and innovative lifestyle enhancement products, solutions and ancillary goods to the Millennial and progressive Generation X and Y marketplace.

Results of Operations

Comparison of the Three Months Ended January 31, 2019 with the Three Months Ended January 31, 2018

We had gross revenue of $nil for the three months ended January 31, 2019 as compared to $2,908 for the three months ended January 31, 2018.

Our general and administrative expenses from continuing operations for the three months ended January 31, 2019 were $12,418 as compared to $32,143 for the comparable three months ended January 31, 2018. The difference is primarily attributable to management fees of $24,000 for the three months ended January 31, 2018. For the three months ended January 31, 2019 there is amortization of the prepaid lease in the amount of $35,241 as compared to $nil for the three months ended January 31, 2018.

Our marketing expenses from continuing operations for the three months ended January 31, 2019, were $30,000 as compared to $20,162 for the comparable three month period ended January 31, 2018.

Overall, we have a net loss of $84,240 for the three months ended January 31, 2019, as compared to a net loss of $67,872 for the corresponding three month period of the preceding year.

Liquidity and Capital Resources

As of January 31, 2019, our current assets were $158, as compared to $200 at October 31, 2018. As of January 31, 2019, our current liabilities were $271,386, as compared to $222,430 at October 31, 2018.

Operating activities used net cash of $3,095 for the three months ended January 31, 2019, as compared to use of $4,883 for the three months ended January 31, 2018.

Investing activities used net cash of $nil for the three months ended January 31, 2019, as compared to use of $nil for the three months ended January 31, 2018.

Net cash of $3,053 was provided by financing activities during the three months ended January 31, 2019, as compared to $60,667 net cash provided during the comparable three months ended January 31, 2018. Financing activities during the three months ended January 31, 2018 comprised of proceeds of issuance of share capital of $57,000 as compared to $nil for the three months ended January 31, 2019; net proceeds from loan of $1,499 as compared to $3,053 for the three months ended January 31, 2019 and net advances from shareholders of $2,168 for the three months ended January 31, 2018 as compared to repayment of $nil for the three months ended January 31, 2019.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer (our “Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of January 31, 2019, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of January 31, 2019, our disclosure controls and procedures were not effective.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2019, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Registrant

XPLOSION INCORPORATED

Date: April 24, 2019	By:	/s/ EUGENIO GREGORIO /s/
Eugenio Gregorio
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

