Form 10-Q
period 2019-04-30
XPLOSION Inc
filed 2019-06-12
CIK 1694688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒	Yes	☐	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐	Yes	☒	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 12, 2019, the issuer had one class of common stock, with a par value of $0.001, of which 60,848,398 shares were issued and outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XPLOSION INCORPORATED

Consolidated Balance Sheets
April 30, 2019 and October 31, 2018
(unaudited)

	April 30	October 31
	2019	2018
Assets

Current assets:
Cash	$116	$200

Total current assets	116	200

Long-term lease, net	3,453,625	3,524,107

Total assets	$3,453,741	$3,524,307

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$21,325	$21,375
Accrued expenses	94,986	51,183
Accrued remuneration	42,236	42,236
Loan	127,689	107,636

Total current liabilities	286,236	222,430
Accrued interest	-	1,045,877
Total liabilities	286,236	1,268,307

Stockholders' (Deficit) Equity
Preferred stock:
$0.001 par value, authorized 100,000,000 shares,
issued and outstanding nil shares	-	-
Common Stock:
$0.001 par value, authorized 300,000,000 shares,
issued and outstanding 60,848,398 shares (2018 - 58,233,705)	60,849	58,234
Additional paid-in capital	5,431,227	4,387,964
Retained Earnings (Deficit)	(2,324,571)	(2,190,198)
Total stockholders' (deficit) equity	3,167,505	2,256,000
Total liabilities and stockholders' (deficit) equity	$3,453,741	$3,524,307

See accompanying notes to consolidated financial statements

XPLOSION INCORPORATED

Consolidated Statements of Operations

For the three and six months ended April 30, 2019 and 2018

(unaudited)

	Three months ended April 30		Six months ended April 30
	2019	2018	2019	2018

Revenue	$-	$-	$-	$2,908

Cost of Revenue	-	2,731	-	12,255

Gross Profit (Loss)	-	(2,731)	-	(9,347)

Expenses
Amortization	35,241	-	70,482	-
General and administrative	7,670	33,305	20,088	65,448
Marketing	-	30,000	30,000	50,162
Total operating expenses	42,911	63,305	120,570	115,610

Loss from operations	(42,911)	(66,036)	(120,570)	(124,957)

Other income and expense
Interest expense	(7,222)	(9,713)	(13,803)	(18,664)
	(7,222)	(9,713)	(13,803)	(18,664)

Net Loss	$(50,133)	$(75,749)	$(134,373)	$(143,621)

Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	60,848,398	49,560,000	60,848,398	49,526,747

See accompanying notes to consolidated financial statements

XPLOSION INCORPORATED

Consolidated Statements of Cash Flows
For the six months ended April 30, 2019 and 2018
(unaudited)

	2019	2018

Cash provided by (used in) operating activities:

Operating activities:
Net loss for the period	$(134,373)	$(143,621)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of long-term lease	70,482	-

Changes in assets and liabilities
Accounts receivable	-	3,595
Accounts payable and accrued expenses	43,754	56,272
Inventory	-	7,851
Deposits and prepaid expenses	-	8,056

Net cash from (used) in operating activities	(20,137)	(67,847)

Cash provided by financing activities:
Proceeds from issuance of capital stock	-	57,000
(Repayment of) proceeds from loan payable, net	20,053	13,430
(Repayment) advance from shareholder,net	-	(3,861)

Net cash provided by financing activities	20,053	66,569

(Decrease) in cash during the period	(84)	(1,278)
Cash at beginning of the period	200	1,562

Cash at end of the period	$116	$284

Supplementary Information:

Cash paid for:
Interest paid	$-	$4,293
Income taxes	$-	$-

Non-cash transactions:
Shares issued for settlement of accrued interest	$1,045,877	$-

See accompanying notes to consolidated financial statements

XPLOSION INCORPORATED

NOTES TO FINANCIAL STATEMENTS

April 30, 2019

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

Going Concern

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At April 30, 2019 and October 31, 2018, the Company had cash of $116 and $200, respectively, and negative working capital of $286,120 as at April 30, 2019 and $222,230 as at October 31, 2018. For the six months ended April 30, 2019 and 2018 the Company had net losses of $134,373 and $143,621, respectively. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded assets amounts shown in the accompanying consolidated financial statements is dependent upon continued operations of the Company, which in turn is dependent on the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.

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

Advertising Expenses

Advertising costs are expensed as incurred. During the six months ended April 30, 2019 and 2018 the Company incurred advertising costs of $nil and $nil, respectively.

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

Long-term Lease

The long-term lease is being amortized on a straight-line basis over the twenty-five year term of the lease in the amount of approximately $140,000 per year.

Impairment of Other Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances indicate impairment may have occurred. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributed to the assets or the business to which the assets relate. Impairment losses, if any, are measured as the amount by which the carrying value exceeds the fair value of the assets. During the six months ended April 30, 2019 and 2018, the Company identified no impairment losses related to the Company’s long-lived assets.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the three and six months ended April 30, 2019, there are no outstanding stock options and warrants. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Financial Instruments

The Company has the following financial instruments: cash, accounts payable, accrued expenses and loan payable. The carrying value of these financial instruments approximates their fair value due to their liquidity or their short-term nature.

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

Subsequent to April 30, 2019, the Company entered into an agreement to sub-lease 62,94 acres of the leased land for the remaining portion of the twenty-five years in return for CAD 645,000 and 20,000,000 shares of Good Life Holdings Corporation, a British Columbia corporation (see Note 6).

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

The balance outstanding as at April 30, 2019 was $127,689 with an available credit line of $122,311.

Note 4. Related Party Transactions

Management fees for the three and six months ended April 30, 2019 of $nil and $nil, respectively, and $24,000 and $48,000 for the respective three and six months ended April 30, 2018 were paid to a former officer and director.

The balance of accrued remuneration outstanding as at April 30, 2019, in the amount of $42,236, is due to its former officer and director.

Note 5. Share Capital

Preferred Stock

The Company’s authorized capital includes 100,000,000 shares of preferred stock of $0.001 par value. The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

No shares of preferred stock are issued and outstanding as of April 30, 2019.

Common Stock

The Company is authorized to issue 300,000,000 shares of common stock, par value of $0.001.

During the six months ended April 30, 2019 the Company issued on

•	November 1, 2018 2,614,693 shares of common stock in settlement of accrued interest payable of $1,045,877.

Note 6. Subsequent Events

On May 24, 2019 the Company entered into an agreement to sub-lease, for the remaining period of its lease, 62.94 acres of the 588.8 acres it has under a long-term lease. The Company is to receive CAD 645,000 and 20,000,000 million shares of Good Life Holdings Corporation, a British Columbia corporation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited financial statements for the three and six months ended April 30, 2019 and 2018, and our annual report for the year ended October 31, 2018, including the financial statements and notes thereto.

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

During our second quarter ended April 30, 2019, the Company focused the majority of its attention and effort towards developing a plan and strategy as to how best to utilize the Timber, Water and Agricultural rights it has exclusively obtained through this 25 year land lease it holds in its subsidiary. We intend to benefit from the potential for the Company to develop these resources by continuing to pursue a number of business initiatives and opportunities focused around its key goals and objectives of providing unique and innovative lifestyle enhancement products, solutions and ancillary goods to the Millennial and progressive Generation X and Y marketplace.

Effective the 24th day of May 2019, a Land Lease Acquisition Agreement (the “Agreement”) was entered into by and between Xplosion Incorporated (“Obligor”), and Xplosion (Oregon) Corporation, a 100% wholly-owned subsidiary of Xplosion Corporation (“Seller”) , and Good Life Holdings Corporation (“Buyer”), a British Columbia Corporation.

For further definition of the transaction, the Seller holds exclusive Lease rights as provided under a previously disclosed 25-year Prepaid Lease to three contiguous tax lots which when combined total 588.80 acres, which based on Jackson County, Oregon, USA assessment records, where the land is located, is inclusive of 62.94 acres of Irrigable land. As per allowable terms as defined under the 25-year Prepaid Lease, the Seller has entered into this Agreement to sell and assign to Buyer, and Buyer wishes to purchase and assume from Seller, by way of payment to the Obligor, the rights and obligations of Seller specifically to that 62.94 acres of the land defined as Irrigable land; and

It is also defined and understood and agreed between the Obligor and the Buyer that the block of shares to be issued to the Obligor from the Buyer as partial payment at Closing, shall be held in trust by the Obligor on behalf of its own shareholders until such date that the Buyer advises it has proceeded to undertake a Prospectus or other form of Registration to become a publicly traded Company in Canada, whereby it is then understood between the parties that each outstanding share of Buyer held in Trust by the Obligor will then at that time be issued out to each of the existing shareholders of the Obligor as a dividend payable to each of those shareholders at that time, based on such proportionate means as is herein calculated by and based on the portion of the acquisition price to be covered by said shares; and

In consummation and closing of the Agreement, Seller shall sell, assign, transfer, convey and deliver to Buyer, and Buyer shall purchase from Seller, by way of payment to the Obligor, all of Seller’s right, title and interest in the 62.94 acre portion of Irrigable Land as covered under the Land Lease Agreement between the Obligor, Seller and the Land Owner; with the Buyer then assuming and operating the 62.94 acres of Irrigable Land; and

The aggregate purchase price for the Closing of the transaction will be One million Nine Hundred and Sixty-six Thousand Eight Hundred and Seventy-Five Dollars ($1,966,875 USD), payable by the Buyer in the equivalent conversion to Canadian Dollars of Two million Six Hundred and Forty Five Thousand Dollars ($2,645,000 CAD), (the “Purchase Price”). Distributions for this sale will be made by way of $645,000 CAD payable as cash, along with the equivalency of $2,000,000 CAD paid via the issuance of 20,000,000 shares of the Buyer common shares to the Obligor (it is understood that such shares will be held in Trust by the Obligor until such future “Buyer Registration Date” when they will then be treated as Dividend Shares by the Obligor and released from Trust as distributed benefit to its existing shareholders based on a predetermined proportionate calculation.. From the date of execution of the Agreement being May 24, 2019, the Buyer shall have until no later than the date of July 31, 2019, if not earlier provided, to satisfy and deliver all of the cash and the securities due as payment by way of delivery of a certificate by courier to the address as defined., in order to effectuate the Final Closing Date of the transaction; and

In the event the Agreement does not close by the deadline date, then unless mutually agreed between the parties to grant and extension or to otherwise re-negotiate, the transaction will be declared null and void with no penalties to be incurred by any of the parties to the transaction.

Results of Operations

Comparison of the Three and Six Months Ended April 30, 2019

with the Three and Six Months Ended April 30, 2018

We had gross revenue of $nil and $nil for the respective three and six months ended April 30, 2019 as compared to $nil and $2,908 for the respective three and six months ended April 30, 2018.

Our general and administrative expenses from continuing operations for the three and six months ended April 30, 2019 were $7,670 and $20,088, respectively as compared to $33,305 and $65,448, respectively, for the comparable three and six months ended April 30, 2018. The difference is primarily attributable to management fees of $24,000 and $48,000 for the three and six months ended April 30, 2018. For the three and six months ended April 30, 2019 there is amortization of the prepaid lease in the amount of $35,241 and $70,482, respectively, as compared to $nil and $nil for the respective three and six months ended April 30, 2018.

Our marketing expenses from continuing operations for the three and six months ended April 30, 2019, were $nil and $30,000, respectively, as compared to $30,000 and $50,162 for the comparable three and six month periods ended April 30, 2018.

Overall, we have a net loss of $50,133 and $134,373, respectively for the three and six months ended April 30, 2019, as compared to a net loss of $75,749 and $143,621, respectively, for the corresponding three and six month periods of the preceding year.

Liquidity and Capital Resources

As of April 30, 2019, our current assets were $116, as compared to $200 at October 31, 2018. As of April 30, 2019, our current liabilities were $286,236, as compared to $222,430 at October 31, 2018.

Operating activities used net cash of $20,137 for the six months ended April 30, 2019, as compared to use of $67,847 for the six months ended April 30, 2018.

Investing activities used net cash of $nil and $nil for the six months ended April 30, 2019 and 2018, respectively.

Net cash of $20,053 was provided by financing activities during the six months ended April 30, 2019, as compared to $66,569 net cash provided during the comparable six months ended April 30, 2018. Financing activities during the six months ended April 30, 2018 comprised of proceeds of issuance of share capital of $57,000 as compared to $nil for the six months ended April 30, 2019; net proceeds from loan of $13,430 as compared to $20,053 for the six months ended April 30, 2019 and net repayment to shareholders of $3,861 for the six months ended April 30, 2018 as compared to repayment of $nil for the six months ended April 30, 2019.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer (our “Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of April 30, 2019, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of April 30, 2019, our disclosure controls and procedures were not effective.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2019, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Registrant

XPLOSION INCORPORATED

Date: June 12, 2019	By:	/s/ EUGENIO GREGORIO /s/
Eugenio Gregorio
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

