Form 10-K
period 2019-10-31
XPLOSION Inc
filed 2020-04-09
CIK 1694688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2019

Commission File Number 333-215568

Xplosion Incorporated
(Exact name of registrant as specified in its charter)

Nevada	30-0942823
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Suite 3882 304 S. Jones Blvd
Las Vegas, NV	89107
(Address of principal executive offices)	(Zip Code)

1-702-583-3283
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
n/a	n/a

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

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of April 30, 2019, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the issuer was $20,212,647.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 9, 2020, registrant had 60,848,398 shares of issued and outstanding common stock, par value $0.001.

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

As used in this annual report, the terms “we”, “us”, “our” and “our company” refer to Xplosion Incorporated

PART I

ITEM 1. BUSINESS

Background

We were incorporated in the State of Nevada on October 6, 2015. We are a development stage company engaged in the sales, marketing and distribution of innovative lifestyle enhancement products and complimentary goods that target millennials and progressive thinkers of Generation X and Y. We have acquired the URL address www.xplosionincorporated.com.

On December 7, 2015, we entered into an Exclusive Global Rights Agreement, that was since amended to non-exclusive rights, with Interactive Holdings Limited pursuant to which we had acquired the exclusive global distribution license for the sales, marketing and distribution of the Sayber X line of self-stimulation devices for men and couples. The Sayber X is a wearable, automated, blue tooth and software integrated sexual stimulation device which enables the user to engage in self-stimulation either alone, or with a partner using the X-Ring controller remote control device and related software. During the period of 2016 – 2018 we aggressively promoted and sold the product line throughout North America, Asia and Europe, prior to notification from the manufacturer of the SayberX product, Interactive Holdings, in early 2018, expressing their concern that they had been experiencing significant difficulty in maintaining their ability to continue to produce the product on a going forward basis as the product has not been adopted by the market as quickly as it thought it would. To that end, during our Fiscal year-end 2018, Xplosion was able to successfully negotiate the sale of our remaining inventory we held on hand at that time, whilst expending significant time and effort to successfully seek out consistent and parallel business opportunities for which we would continue to work to move ahead our directive to provide innovative lifestyle enhancement solutions.

Under this assertion the Company was able to locate and successfully negotiate a viable business opportunity by securing a long-term land lease on a 588-acre property in Jackson County, Oregon. To most effectively manage this opportunity the Company also established and set up a wholly owned subsidiary Company, Xplosion (Oregon) Corporation during the Fiscal year of 2018. The site offers to the Company Timber, Water and Agricultural rights giving the Company the potential to develop and pursue a number of business initiatives and opportunities focused around its key goals and objectives of providing unique and innovative lifestyle enhancement products, solutions and ancillary goods to the Millennial and progressive Generation X and Y marketplace (continuing forth with the core business directives that Xplosion has always had since its date of inception). To such end, during Fiscal 2019 and its subsequent Fiscal 2020 Q1 period, the Company has (A) able to successfully sub lease a certain portion of the property to another unrelated entity whereby the Company received a full value payment of cash and shares, such shares have been further distributed to our shareholders, and (B), began to build out and focus its near-midterm plan towards the establishment of a celebrity branded mineral grade bottled water operation.

From October 6, 2015 (date of inception) to the year ended October 31, 2019, we had realized revenues of $637,321 and an accumulated deficit of $2,433,593. For the year ended October 31, 2019, we had revenues of $nil and an accumulated deficit of $2,433,593. As at October 31, 2019 and October 31, 2018, we had total assets of $3,383,175 and $3,524,307, respectively. Over the next 12 months, we intend to continue to specifically pursue business and actions and initiatives that can progress the development of timber, water or agricultural resources on our land lease property that can in future provide further lifestyle enhancement products to be sold and marketed as part of our overall offering.

Our executive offices are currently located at Suite 3882 – 304 South Jones Boulevard, Las Vegas, NV 89107. Our phone number is 1-977-240-1188. Our fiscal year end is October 31. Our registered and records office is the address of our corporate resident agent in Nevada, GKL Registered Agents/Filings, Inc., located at 3064 Silver Sage Drive, Suite 150, Carson City, NV 89701 (Telephone: 1 (775) 841-0644, Facsimile 1 (775) 841-2065.

Our auditors have issued an audit opinion which includes a statement describing their doubts about whether we will continue as a going concern.

Our Company History and Our Current Business

We were incorporated in the State of Nevada on October 6, 2015. We are a development stage company engaged in the sale, marketing and distribution of innovative lifestyle enhancement products and complimentary goods that target millennials and progressive thinkers of Generation X and Y. We are today in pursuit of actions and initiatives, alliances or partnerships that can progress the development of timber, water or agricultural resources on our land lease property that can in future provide further lifestyle enhancement products to be sold and marketed as part of our overall offering.

On December 7, 2015, we entered into an Exclusive Global Rights Agreement with Interactive Holdings Limited pursuant to which we acquired the exclusive global distribution license for the sales, marketing and distribution of the Sayber X line of products for men and couples. The agreement was subsequently amended on July 27, 2016 and September 27, 2017 becoming non-exclusive. In consideration of the exclusive license agreement, we paid an aggregate of $400,000, plus an additional $100,000 which was advanced as an interest bearing loan to Interactive Holdings Limited, with the $500,000 total funding provided to be used to finance the development and commercialization of the Sayber X and X Ring. The loan portion of the investment will accrue interest at the rate of 2% per month, subject to applicable default interest should the principal and accrued interest due not be paid at the maturity (due) date. The loan was due January 31, 2017 and is currently in default. Interest has been calculated in accordance with the default provisions of the loan agreement – 10% for the first 30 days of default; 15% for the second 30 days of default; and 20% for the third 30 days of default. The loan receivable of $100,000 and accrued interest of $31,122 have been expensed as a bad debt in the year ended October 31, 2017 and we have determined that the remaining unamortized value of the distribution agreement has become impaired, resulting in the recognition of an impairment loss of $216,671 in the year ended October 31, 2017.

As additional conditions of the original license, we agreed to engage Mr. Andrew Smith and Mr. James Proctor, the principals of the licensor, as sales and distribution consultants for a term of 3 years. In consideration for their consulting services each was paid a fee of 7.5% of our annual gross profits derived from the sale of the Sayber X products, plus a bonus of 2.5% of annual gross profits if certain sales targets are reached. Sales targets were to be mutually determined by the parties; however, no targets were actually established. The consultants’ duties included, among others, website and stock management system design, development and maintenance, product management and distribution, ancillary product and instruction development and marketing, trade shows, and sales and sales staff management. During the year ended October 31, 2017 the agreement engaging Mr. Andrew Smith and Mr. James Proctor was terminated. Upon termination the Company paid the consultants in full for their commissions due.

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

From October 6, 2015 (date of inception) to the year ended October 31, 2016, we had not generated any revenues and realized a net loss of $362,941. For the year ended October 31, 2017 we had recorded revenue of $497,804, gross profit of $52,375, and an accumulated deficit of $940,057. For the year ended October 31, 2018, we had realized revenues of $139,517 and an accumulated deficit of $2,190,198. For the year ended October 31, 2019 we realized revenues of $nil and an accumulated deficit of $2,433,593. Our exclusive global license agreement with Interactive Holdings initially limited our gross margin from wholesale sales to 10% of product cost, however it was revised as a non-exclusive agreement where no such cap exists. There is no contractual cap on our gross margin from direct sales. On October 31, 2018, we had total assets of $3,524,307 which included current assets of $200. On October 31, 2019, we had total assets of $3,383,175 which included current assets of $32. Over the next 12 months, we intend to focus our pursuits towards business and actions and initiatives, alliances and partnerships that can progress the development of timber, water or agricultural resources on our land lease property that can in future provide further lifestyle enhancement products to be sold and marketed as part of our overall offering.

On November 1, 2016 we entered into a Loan Agreement with Best Uni Peak Services Inc. pursuant to which we obtained an interest-bearing revolving loan facility of up to $150,000. The loan, due on or before October 31, 2018, is unsecured and with interest of 2% per month, calculated based on the amount of principal outstanding at the end of each month, due on repayment. If the total principal outstanding and accrued interest is not paid at maturity, we are required to make a Default Payment consisting of 4.49% of the total of issued and outstanding shares of our Company at that date.

During the Fiscal year 2018, 2 separate amendments were entered into as it relates to the Loan Agreement with Best-Uni Peak Services Inc. Firstly, amendment was made to increase the loan availability amount up to $250,000 USD while all other terms and conditions remained in full force and effect. Secondly, further amendment was separately made on October 30, 2018, to extend the Maturity Date of the loan to the due date of October 31, 2019, while in all other respects the Revolving Loan Agreement remained in full force and effect, except for the need to pay a Default Penalty as defined in the original November 1, 2016, Revolving Loan Agreement, as the Default Penalty of 4.49% of the Company shares was paid and settled by the Company. On November 1, 2018 the Company issued 2,614,693 shares of its common stock, with a fair value of $1,045,878, in settlement of the Default Penalty.

During the Fiscal year 2019, additional amendment was entered into on October 25, 2019, to extend the Maturity Date of the loan to the due date of October 31, 2021, while in all other respects the Revolving Loan Agreement remained in full force and effect, except that effective as at November 1, 2019 the original “Interest Rate” of 2%/month as defined in the Revolving Loan Agreement, shall be amended and increased to 3.75%/month due and payable from that point forth until the revised “Maturity Date”, or the date of full and final settlement and payment of the outstanding principal and interest to the loan, whichever date comes first.

As at the date of October 31, 2019, the amounts currently due and payable to the Lender are $144,176 (Principal), and $32,716 (Interest), respectively, with an available credit line of $107,636.

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

During the Fiscal year 2019, the Company and its wholly-owned subsidiary, Xplosion (Oregon) Corporation, entered into a sublease agreement with Good Life Holdings Corporation wherein the buyer of the sublease will sublease 62.94 acres of Oregon’s leased land for the remainder of the lease term in return for consideration, equal to full payment of the sublease already previously paid by the Company to the land owner, such total payment in the amount of USD 1,652,175 (CAD 2,169,967). Subsequent to year end Fiscal 2019, and during the period of Q1 of Fiscal 2020, payment has been made in full by the buyer to the Company, comprised of cash of CAD 40,000, and 21,299,670 shares of the buyer each share valued at CAD 0.10 per share. On January 31, 2020 the Company distributed all 21,299,670 shares of Good Life Holdings Corporation received as part consideration of the sale of the sublease prorate to its shareholders by way of dividend.

Our offices are currently located at Suite 3882 – 304 South Jones Boulevard, Las Vegas, NV 89107, and our telephone number is 1-977-240-1188. Our fiscal year end is October 31. Our corporate resident agent in Nevada is GKL Registered Agents/Filings, Inc. located at 3064 Silver Sage Drive, Suite 150, Carson City, NV 89701 (Telephone: (775) 841-0644, Facsimile (775) 841-2065.

Products and Services

The initial product line focused on from inception into Fiscal 2018 was the Sayber X automated self-stimulation device for men and the X Ring controller, which together anchored our first lifestyle enhancement offering, being the complete Sayber X line of products. The Sayber X is a wearable, automated, blue tooth and software integrated sexual stimulation device which enables the user to engage in self-stimulation either alone, or with a partner using the X-Ring controller remote control device and related software.

Figure 1. Sayber X Marketing Image

Development of the Sayber X

Planning and development of the Sayber X line of products began in early 2014. By November 2015 a team consisting of an electronics engineer, an industrial product designer, software developers, prototyping specialists, and manufacturing partners had refined the proof of concept and completed extensive prototyping, simulation and stress testing, engineering evaluation, and design refinement in order to optimize performance and durability. By January 2016, component suppliers and manufacturers had been identified and assessed for quality control by an assembly factory team, after which tooling of factory parts and assembly of units was completed for additional testing and quality control evaluation. Through the Spring and Summer of 2016, a second round of extensive simulation, stress testing, and refinement of parts tooling were completed. Manufacturing & safety certifications were also obtained for targeted sales markets. In September 2016 a successful pre-mass production assembly run of 100 units was completed to test the consistency of build quality and the parts supply chain. Ongoing durability was performed to the 100-unit pre-production assembly run units, and as of November 2016, the design was approved for full scale production.

During Fiscal 2017 and 2018 the Company stocked inventory and conducted extensive sales and marketing initiatives which led to the revenue generated by the Company over these periods. Given the reservations expressed to the Company by the manufacturer in Fiscal 2018 pertaining to its on-going ability to continue to product the products in a timely and efficient manner, the decision was made During Q4 of Fiscal 2018, that the Company would sell the remaining inventory that it had on hand at that time to a single interested purchaser as it had become clear that the manufacturer of the product was no longer in a position to be able to effectively manufacture and support the product in a manner that the Company needed in order to represent and distribute the product effectively. Should the situation change for the manufacturer in future the Company may again at such time expend resources to attempt to promote and sell the product line, but until such date the Company will only sell the products under the terms of its Non-Exclusive distribution agreement only if and when the Company is contacted directly by a potential client. The Company will no longer be seeking new clients for the SayberX product line.

CURRENT FOCUS AND MOVING FORWARD

The Company now intends over the next 12 months to focus efforts primarily towards the utilization of the, Water rights at the site that it has exclusively obtained through the 25 year land lease it holds in its subsidiary. It intends to make effort to benefit from the potential for the Company to develop these resources by pursuing a number of business initiatives and opportunities focused around its key goals and objectives of providing unique and innovative lifestyle enhancement products, solutions and ancillary goods to the Millennial and progressive Generation X and Y marketplace.

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

The Company is now pursuing the establishment a turnkey eco-friendly mineral bottled water operation on the property site by deploying the latest environmentally sustainable treatment technologies and the most cutting edge and ecologically sensitive packaging and distribution methods. Completely pre-packaged “plug and play” systems that can be customized to our specifications to best take advantage of the high quality mineral artesian water supplies on the site shall be utilized with a complete packaged system being pre-designed for delivery, and installation, at site with follow-on industry validation provided and supported by third-party water expert technology providers additionally offering remote online monitoring and diagnostics to on-site service.

Why Start a Bottled Mineral Water Plant?

All over the world mineral water is seen and consumed and is also held in high esteem. This is because of the naturalness of it. One of the things that those who have made the production of mineral boiled water a way of living do not toy with, is the fact that they have to be really meticulous and hardworking in seeing that they churn out the best for their consumers at all times. Doing this however entails that they carry out the best practices that will make or ensure that what the consumers want is being produced.

Business Overview

Mineral water is said to be water that comes from a mineral spring which basically contains various minerals, such as salts and sulfur compounds. Mineral water may also be effervescent / sparkling due to the gases composition that it contained.

The U.S. Food and Drug Administration classifies mineral water as water containing at least 250 parts per million total dissolved solids (TDS), originating from a geologically and physically protected underground water source. No minerals may be added to this water. In many places, however, the term “mineral water” is used to mean any bottled carbonated water or soda water, as opposed to tap water.

It is a known fact that bottled mineral water is one commodity that is consumed in all parts of the world and of course those that are in the business of producing bottled mineral water, are known to generate sales and profits year in year out if the business is well – managed. As a matter of fact, economic downturn hardly affects the consumption of bottled mineral water simple because it is a commodity that is as important as the air we breathe in.

In recent times, it is a common trend for mineral water to be bottled at the source before they are distributed for consumption. As a matter of fact, it is no longer common to find people travelling to the mineral water site for direct access to the water, and in most instances, it is not possible simply because of exclusive commercial ownership rights of such sites. It is on records that there are well over 3,000 brands of bottled mineral water commercially available in world.

The Bottled Water Production industry of which bottled mineral water line of business is a part of is a thriving sector of the economy of the United States of America and they generates a whooping sum of well over $5 billion annually from more than 565 registered and licensed bottle water production bottled mineral water plant companies scattered all around the United States of America.

The industry is responsible for the employment of well over 14,360 people. Experts project the bottle water production industry to grow at a 4.0 percent annual rate. The Coca Cola Company, Nestle and Pepsi Co are the world leaders in the bottled water industry, they have the lion market share in the United States of America and in most countries of the world.

Despite the fact that there are big corporations who are into the production of bottled mineral water, the fact remains that starting a small scale bottled mineral water production business has minimal barriers to entry, with low start – up capital. Most players in the bottled mineral water production industry are small- to medium-size establishments.

We intend to be in the bottled mineral water production business to engage in packaging and retailing mineral water from source.

We are aware that there are several big scale and small scale bottled mineral water production companies scattered all around the United States and Canada whose products can be found in every nook and cranny of The United States and Canada, which is why we spent time to conduct assessments that will support the growth of the business and also for us to be able offer much more than our competitors will be offering.

We ensured that our land and future facility location is easily accessible and feel it likely it will allow us to develop a wide distribution network for wholesalers throughout the United States of America.

Much more than producing healthy, portable and well packaged bottled mineral water, our customer care is going to be second to none. We know that our customers are the reason why we are in business which is why we will go the extra mile to get them satisfied when they visit purchase any of our bottled water and also to become our loyal customers and ambassadors.

In future we intend to have a CRM software that will enable us to manage a one on one relationship with our customers (wholesale distributors) no matter how large the numbers of our customer base may grow to. We will ensure that we get our customers involved when making some business decisions that will directly or indirectly affect them.

Our Product Offering

We intend to operate a standard and licensed bottled mineral water production plant whose products will also initially be targeted to be sold throughout the United States of America and then additionally to Canada and other international markets.

We intend to do all that is permitted by the law of the United States to achieve our business aim and ambition. Our product offering will be;

•	Packaging and retailing bottled mineral water in commercial quantities

Market Trends

In recent times, it is a common trend for mineral water to be bottled at the source before they are distributed for consumption. As a matter of fact, it is no longer common to find people travelling to the mineral water site for direct access to the water, and in most instances, it is not possible simply because of exclusive commercial ownership rights of such sites. It is on records that there are well over 3,000 brands of bottled mineral water commercially available in world.

As a matter of fact, it is common to find bottled mineral water production companies especially medium scale and small scale bottled mineral water companies specially labeling their bottled mineral water for specific occasions to meet the demand of their clients.

Lastly, another trend in the bottled mineral water production industry is the adoption of eco – friendly approach towards the production and packaging of bottled mineral water. As a matter of fact, the industry’s adoption of eco-friendly practices will likely persuade environmentally conscious consumers to buy its products, while increasing operators’ efficiency.

Our Target Market

When it comes to selling bottled mineral water, there is indeed a wide range of available customers. In essence, our target market can’t be restricted to just a group of people, but all those who resides in our target market locations. In view of that, we have conducted our market research and we have ideas of what our target market would be expecting from us.

We are in business to engage in wholesale distribution and to retail bottled mineral water to the following groups of people;

•	Hotels
•	Restaurants and Canteens
•	Event Planners, Parties and Corporate Functions
•	Corporate Executives
•	Government Officials
•	Business People
•	Celebrities
•	Military Men and Women
•	Sports Men and Women
•	Students
•	Tourists
•	Everybody in our target market location

Our Competitive Advantage

A close study of the bottled mineral water production industry reveals that the market has become much more intensely competitive over the last decade. As a matter of fact, you have to be highly creative, customer centric and proactive if you must survive in this industry.

Our most unique and exceptionally strong differentiating competitive advantage for our Company is the strong relationship with the owner of the property who in turn is also one of our largest principal shareholders. Mr. Donal Logue, a globally renowned actor, writer, director and general environmentalist, will be instrumental is assisting our Company to ensure that we produce only a high quality environmentally sensitive product, that following which he will able to help to create unique branding initiatives given his name recognition and the relationships he possesses throughout the global entertainment community. Furthermore, Mr. Logue is an owner/operator of a very established trucking Company located very near to the property, which can then be effectively utilized to provide the Company a significant competitive advantage when it comes to the ultimate transportation and distribution of the bottled water throughout the United States and in future to Canada.

Aisling Trucking – www.aislingtruckacademy.com: More specifically this gives the Company direct access to a fully functioning established, licensed and bonded transport business for the purposes of offering the Company the following services when delivering the Company bottled water to its client base:

•	Assists in loading and unloading bottled mineral water.
•	Maintains a logbook of their driving activities to ensure compliance with federal regulations governing the rest and work periods for operators.
•	Keeps a record of vehicle inspections and make sure the truck is equipped with safety equipment
•	Assists the transport and logistics manager in planning their route according to a delivery schedule.
•	Local-delivery drivers may be required to sell products or services to stores and businesses on their route, obtain signatures from recipients and collect cash.
•	Transports finished goods and raw materials over land to and from manufacturing plants or retail and distribution centers
•	Inspect vehicles for mechanical items and safety issues and perform preventative maintenance
•	Complies with truck driving rules and regulations (size, weight, route designations, parking, break periods etc.) as well as with company policies and procedures
•	Collects and verifies delivery instructions
•	Reports defects, accidents or violations

Marketing Strategy and Sales Strategy

We feel we have enough detailed information and data that we were able to utilize to understand this business opportunity that will ultimately allow us to attract the numbers of customers we want to attract per time and also for our products to favorable compete with other leading bottled mineral water brands in the United States of America and Canada.

We will hire experts who have good understanding of the bottled mineral water production industry as needed to help us develop marketing strategies that will help us achieve our business goal of capturing some market share in cities in the United States of America and Canada.

In order to continue to be in business and grow, we must continually sell our bottled mineral water to the available market which is why we will go all out to empower or sales and marketing team to deliver our corporate sales goals. In summary, we will adopt the following sales and marketing approach:

•	Introduce our bottled mineral water brand by sending introductory letters to residence, bottled water merchants and other stakeholders in cities both in the United States of America and Canada
•	Open our bottled mineral water production company with a party so as to capture the attention of residence who are our first targets
•	Engage in road show in targeted communities from time to time to sell our bottled mineral water
•	Advertise our bottled mineral water in community-based newspapers, local TV and radio stations
•	Leverage on the internet to promote our bottled mineral water brands (SEO, Google and other Ad Spend, Pay per Click advertising)
•	Engage in direct marketing and sales
•	Encourage the use of Word of mouth marketing (referrals)

Sources of Income

The Company is established with the aim of maximizing profits in the bottled water production industry in both the United States of America and Canada and we are going to go all the way to ensure that we do all it takes to sell a wide range of bottled water products to a wide range of customers.

The Company envisions in future it will potentially generate income by selling the following types products all derived from the baseline mineral bottled water operation:

•	Still water
•	Flavored water
•	Sparkling water
•	Purifying and bottling water
•	Purifying and bottling carbonated water
•	Labeling bottled water products
•	Promoting bottled water brands
•	Manufacturing ice

Publicity and Advertising Strategy

Even though our bottled mineral water production plant is a standard one with well packaged and bottled water products that can favorably compete with other leading brands, we will still go ahead to intensify publicity for all our products and brand.

As a matter of fact, our publicity and advertising strategy is not solely for selling our products but to also effectively communicate our brand. Here are some of the platforms we intend leveraging on to promote and advertise the Company:

•	Place adverts on both print (community-based newspapers and magazines) and electronic media platforms
•	Sponsor relevant community programs
•	Leverage on the internet and social media platforms like; Instagram, Facebook , twitter, et al to promote our bottled mineral water brand
•	Install our Billboards on strategic locations all around major cities in the United States of America and Canada
•	Engage in road show from time to time in targeted communities
•	Distribute our fliers and handbills in target areas
•	Position our Flexi Banners at strategic positions in the location where we intend getting customers to start patronizing our products.
•	Ensure that our bottled water is well branded and that all our staff members wear our customized clothes, and all our official cars and distribution vans are customized and well branded.

Our Pricing Strategy

When it comes to pricing for products such as bottled mineral water, there are two sides to the coin. We are aware of the pricing trend in the bottled mineral water production industry which is why we have decided to produce various sizes of bottled mineral water.

In view of that, our prices will conform to what is obtainable in the industry but will ensure that within the first 6 to 12 months of production our products are sold a little bit below the average prices of various bottled water production brands in the United States of America. We have put in place business strategies that will help us run on low profits for a period of 6 months; it is a way of encouraging people to buy into our bottled mineral water brands.

Future Payment Options

The payment policy adopted by the Company is all inclusive because we are quite aware that different customers prefer different payment options as it suits them but at the same time, we will ensure that we abide by the financial rules and regulation of the United States of America.

Here are the payment options that the Company will make available to its clients:

•	Payment via bank transfer

•	Payment with cash

•	Payment via Point of Sale Machine (POS)

•	Payment via online bank transfer

•	Payment via check

•	Payment via bank draft

LAND RIGHTS

The Company is currently in discussion and negotiation with other parties that have potential interest in acquisition of the land lease rights for that portion of the Oregon property deemed as irrigable.

During the Fiscal year 2019, the Company and its wholly-owned subsidiary, Xplosion (Oregon) Corporation, entered into a sublease agreement with Good Life Holdings Corporation wherein the buyer of the sublease will sublease 62.94 acres of Oregon’s leased land for the remainder of the lease term in return for consideration, equal to full payment of the sublease already previously paid by the Company to the land owner, such total payment in the amount of USD 1,652,175 (CAD 2,169,967). Subsequent to year end Fiscal 2019, and during the period of Q1 of Fiscal 2020, payment has been made in full by the buyer to the Company, comprised of cash of CAD 40,000, and 21,299,670 shares of the buyer each share valued at CAD 0.10 per share, based on the further understanding that such shares issued to the Company then be immediately and irrevocably distributed and issued prorata as a dividend to the shareholders of the Company.

TIMBER RIGHTS

As it relates to the Timber Rights and associated Timber Stumpage value as defined and held by the Company under the 25 year property lease the Company intends to investigate the potential to sell said rights to an existing timber buying/processing organization if such opportunity may ultimately exist.

It is felt we may be able to arrange a cash sale of our timber-cutting rights for a specific number of years to a buyer who has the interest. The difference between a conventional sale of our merchantable timber and a sale of the timber rights is the length of the cutting window. Dependent on the situation we may be able to facilitate, a timber buyer usually requires a 12-to-18-month window. Sale of rights, however, might extend for five years or more.

It is felt the advantages of a rights sale we may invoke are several:

First, we could raise some cash, the amount of which, of course, will be determined by the volume and characteristics of his merchantable timber during the cutting window and the buyer’s estimate of future market conditions.

Second, the we retain ownership of the land. We use the Timber asset to generate cash flow and some of its renewable fair market value will be removed at some future date, but the land is still in our portfolio and capable of generating future income from timber sales, land sales and other means.

Determination will be made as to the valuation we received for the property Timber Rights and if a large part of the timberland’s value resides in its Higher-and-Better-Use quality, a clearcut or a severe dimensional cut that would eliminate the property’s HBU appeal would not be considered. A lighter harvest can preserve much of the HBU value.

Third, we can of course tweak the amount and type of cutting sold to meet our specific needs and requirements.

Fourth, the risk of the property’s timber value eroding further is shifted to the buyer during the term period of the sale.

Employees

Currently, we do not have any employees other than our sole director and officer. Although we do not expect any vastly material changes in the number of employees over the next 12 month period, we intend that we will continue to outsource contract employment as needed during the period in the roll-out of our bottled water business and envision possible at site employee additions during Q4 2020, or Q1 2021.

We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our development programs.

Description of Property and Facilities

Our executive, administrative, and operating offices are located at Suite 3882 – 304 South Jones Boulevard, Las Vegas, NV 89107. We believe that our office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

Subsidiaries

The Company has a 100% wholly owned subsidiary, Xplosion (Oregon) Corporation. The subsidiary holds ownership of a prepaid 25-year land lease property Agreement for 588 acres located in Jackson County, Oregon.

Intellectual Property

As of the date of this filing the Company has no Intellectual Property.

LEGAL PROCEEDINGS

None

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

As an emerging growth company, we are exempt from Section 404(b) of Sarbanes Oxley.

As an emerging growth company, we are exempt from Section 14A and B of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes.

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

We incurred a net loss of $243,395 for the year ended October 31, 2019 as compared to a loss of $1,250,141 for the year ended to October 31, 2018. As at October 31, 2019 we had cash on hand of $32. To satisfy our financial requirements during the 12-month period beginning November 1, 2019, we intend to rely initially on funding available to us from shareholders of our Company. We are in the development stage and have yet to attain profitable operations and in their report on our financial statements for the year ended October 31, 2019, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors.

If we are unable to obtain financing in the amounts and on terms and dates acceptable to us, we may not be able to execute our business plan, and so may be forced to modify, scale back or cease operations, and you could lose your entire investment.

We require approximately $500,000 to carry out our planned business activities over the next 12 months and had approximately $32 in cash on hand as of October 31, 2019. To satisfy our financial requirements during the 12-month period beginning November 1, 2019 we intend to rely initially on the proceeds of sales of equity or the acquisition of third-party loans or on any revenues, if any. We do not currently have any arrangements for additional financing. We will have to raise additional funds for the development of our business and the marketing of our products. Such additional funds may be raised through the sale of additional stock, stockholder and director advances and/or commercial borrowing. There can be no assurance that a financing will continue to be available if necessary, to meet these continuing development costs or, if the financing is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us will result in a significant dilution in the equity interests of our stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may not be able to execute our business plan, and so may be forced to modify, scale back or cease our operations, and you could lose your entire investment. In the event we are unable to secure additional capital, based upon our current cash position, and without considering potential revenues from the sale of our products, we estimate that we will be able to sustain nominal operations for a period of 12 months from the date of this filing.

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

We have paid management fees of $5,765 and accrued $42,236 during the year ended October 31, 2018 to our former CEO, Mr. Galan for his services to the Company. We paid $nil management fess during the year ended October 31, 2019. We intend to compensate our new CEO, Mr. Gregorio, when we generate revenues. However, there is no guarantee that we will be able to generate revenues or that Mr. Gregorio will continue to serve our Company until it generates revenues. If Mr. Gregorio chooses to leave the Company, our plan of operations will be materially delayed.

Third parties claiming that we infringe their proprietary rights could cause us to incur significant legal expenses and prevent us from selling our products.

As the number of lifestyle enhancement products, we offer increases and the functionality of these products may further overlap, we believe that we may become increasingly subject to infringement claims, which could include patent, copyright and trademark infringement claims. Any such claim, with or without merit, could:

☐	be time consuming to defend;
☐	result in costly litigation;
☐	divert management’s attention from our core business;
☐	require us to stop selling, delay providing or redesign our product; and
☐	require us to pay monetary amounts as damages, for royalty or licensing arrangements.

Because our principal assets are intangible, and our sole director and officer resides outside of the United States, it may be difficult for you to enforce your rights based on U.S. Federal Securities Laws against us or our sole officer and director, or to enforce U.S. Court Judgments against us or our sole officer and director in the Republic of the Philippines.

Our sole officer and directors reside in the Republic of the Philippines. In addition, although we are a Nevada corporation, our primary assets are intangible, and any inventory we acquire will be located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the U.S. Federal securities laws against us in the courts of either the U.S. or in the Republic of the Philippines, and, even if civil judgments are obtained in U.S. courts, to enforce such judgments against our sole officer and director in courts of the Republic of the Philippines. Further, it is unclear whether extradition treaties now in effect between the United States and the Republic of the Philippines would permit effective enforcement against us or our sole officer and director of criminal penalties, under the U.S. Federal securities laws or otherwise.

Since October 31, 2019, the outbreak of the novel strain of coronavirus, specifically identified as “COVID-19”, has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. These measures, which include the implementation of travel bans, self-imposed quarantine periods and social distancing, have caused material disruption to businesses globally resulting in an economic slowdown. Global equity markets have experienced significant volatility and weakness. Governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize economic conditions. The duration and impact of the COVID-19 outbreak is unknown at this time, as is the efficacy of the government and central bank interventions. It is not possible to reliably estimate the length and severity of these developments and the impact on the financial results and condition of the Company and its operations in future periods.

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

Investment in our Company is very speculative and involves significant risks. Investment should not be made by any person who cannot afford the loss of his or her entire investment. The business objectives of the company are also speculative, and we may be unable to satisfy those objectives. Shareholders may be unable to realize a substantial return on their investment, or any return whatsoever, and may lose their entire investment in the company. For this reason, each prospective investor should read this annual report and all of its exhibits carefully and consult with their attorney, business advisor and/or investment advisor.

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

Additionally, moving forward, we may attempt to conduct acquisitions and/or mergers of other entities or assets using our common stock or other securities as payment for such transactions. Our Board has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares of common stock and preferred stock with various preferences and other rights. If such transactions occur, this may result in substantial dilution of the ownership interests of existing shareholders and dilute the book value of our common stock.

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

In the event that our shares are traded, and our stock will most likely trade below $5.00 per share, and our stock will therefore be known as a “penny stock”, which is subject to various regulations involving disclosures to be given to you prior to the purchase of any penny stock. The U.S. Securities and Exchange Commission (the “SEC”) has adopted regulations which generally define a “penny stock” to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Our common stock will probably be considered to be a “penny stock” and will subject to the additional regulations and risks of such a security. A penny stock is subject to rules that impose additional sales practice requirements on broker/dealers who sell these securities to persons other than established customers and accredited investors. For transactions covered by these rules, the broker/dealer must make a special suitability determination for the purchase of these securities. In addition, he must receive the purchaser’s written consent to the transaction prior to the purchase. He must also provide certain written disclosures to the purchaser. Consequently, the “penny stock” rules may restrict the ability of broker/dealers to sell our securities and may negatively affect the ability of holders of shares of our common stock to resell them. These disclosures require you to acknowledge that you understand the risks associated with buying penny stocks and that you can absorb the loss of your entire investment. Penny stocks are low priced securities that do not have a very high trading volume. Consequently, the price of the stock is often volatile, and you may not be able to buy or sell the stock when you want to.

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

ITEM 2. PROPERTIES

We do not currently own any real property. Our corporate office is located at Suite 3882 – 304 South Jones Boulevard, Las Vegas, NV 89107. We have a twenty-five year, fully paid, lease on 588 acres in Jackson County, Oregon.

ITEM 3. LEGAL PROCEEDINGS

None

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

The Company utilizes National Issuer Services Ltd. to act as our registrar and transfer agent for our common shares.

As of April 9, 2020, we had approximately 60 stockholders of record of our common stock. As of such date 60,848,398 shares of our common stock were issued and outstanding

Dividend Policy

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

None

Securities Authorized for Issuance Under Equity Compensation Plans

We have no long-term incentive plans.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended October 31, 2019 and October 31, 2018 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 16 of this annual report.

Critical Accounting Policies and Estimates

Revenue Recognition

During Fiscal 2019 and 2018, the Company acquired full ownership of all products under its Global Distribution Agreement directly from the technology holder and in turn re-sold the products through by wholesale through sub-distributors and also directly to end users via e-commerce. The Company determined that it is the primary obligator as it i) is responsible for fulfillment; ii) assumes full inventory risk; iii) has no right of return of unsold product; iv) has the sole right to establish selling prices; v) has physical loss inventory risk and vi) has credit risk. The Company recognizes revenue, at the gross amount invoiced, when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when the following criteria are met persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, price is fixed and determinable, and collectability is reasonably assured.

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

Anticipated Cash Requirements

We anticipate that we will incur the following expenses over the next twelve months:

Expense Item	Cost
General and administrative expenses	$50,000
Professional fees	$75,000

Acquisition of Bottling Plant Equipment and Services	$150,000

Licensing	$25,000

Marketing and Advertising	$50,000

Re-payment towards Outstanding loan	$150,000
Total:	$500,000

At present, our cash requirements for the next 12 months (beginning November 1, 2019) outweigh the funds available to maintain or develop our business. Of the $500,000 that we require for the next 12 months, we had $32 in cash as of October 31, 2019 and a working capital deficiency of $324,660 as at October 31, 2019. In order to improve our liquidity, we plan pursue additional equity or debt financing from private investors. We do not currently have any definitive arrangements in place for the completion of any further private placement financings or additional debt or loan facilities and there is no assurance that we will be successful in completing any further such financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us. If we are unable to raise any capital whatsoever via equity placements, or loan agreements, it may make it impossible for us to execute on our business plans.

Results of Operations

We will require funds to increase and diversify our business. We will continue to rely on funds raised through the sale of our common stock or other third-party debt facilities available to us. As of October 31, 2019, we were in need of equity or debt financing in order to expand operations and execute our business plans. We cannot assure that we will raise the required funds.

We had a net loss for the year ended October 31, 2019, of approximately $243,000, as compared to a net loss for the year ended October 31, 2018, of approximately $1,250,000. The decreased loss for the year ended October 31, 2019, is due to the default interest expense of $1,045,878 related to the loan from Best Uni Peak Services incurred during the year ended October 31, 2018.

Liquidity and Capital Resources

During the fiscal year ended October 31, 2019, we used cash of approximately $37,000 for operating activities; there was no investing activities and financing activities provided cash of approximately $37,000. During the year ended October 31, 2018, operating activities provide cash of approximately $10,000 while financing activities used cash of approximately $25,000 and investing activities provided approximately $13,000.

We are presently generating no revenues we still have ongoing losses, and we do not have enough cash to satisfy our cash requirements. In their report on our audited consolidated financial statements for the fiscal year ended October 31, 2019, as for the previous year, our independent registered accountants stated that conditions exist that raise substantial doubt as to our ability to continue as a going concern.

We had a working capital deficiency as at October 31, 2019, of approximately $181,000, as compared to working capital deficiency of approximately $222,000 at October 31, 2018. At October 31, 2019, we had an accumulated deficit of approximately $2,434,000 and total stockholders’ equity of approximately $3,058,000, as compared to an accumulated deficit of approximately $2,190,000 and total stockholders’ equity of approximately $2,256,000 at October 31, 2018.

Based on our current level of expenditures, we estimate that cash of approximately $250,000 per quarter will be required to fund operations through October 31, 2020. Actual expenditures will depend both on the level of expenditures and the availability of funds.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Xplosion Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Xplosion Incorporated. (the Company) as of October 31, 2019, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended October 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2019, and the result of its operations and its cash flows for the year ended October 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has significant net losses, cash flow deficiencies, negative working capital and an accumulated deficit. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Haynie & Company

Salt Lake City, Utah

April 9, 2020

We have served as the company’s auditor since 2020

Green & Company, CPAsv
A PCAOB Registered Accounting Firmv

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Xplosion Incorporated

Opinion on the Financial Statements

We have audited the accompanying Consolidated Balance Sheet of Xplosion Incorporated (the Company) as of October 31, 2018, the related Consolidated Statements of Operations, Stockholders’ Deficit, and Cash Flows for the year ended October 31, 2018, and the related notes (collectively referred to as the “Consolidated Financial Statements”). In our opinion, the Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company as of October 31, 2018, and the results of its operations and its cash flows for the year ended October 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

/s/ Green & Company, CPAs

Green & Company, CPAs

We have served as the Company’s auditor since 2016.

Tampa, FL 33618

March 25, 2019

13907 N Dale Mabry Hwy, Suite 102	Tampa, FL 33618	813.606.4388

XPLOSION INCORPORATED

Consolidated Balance Sheets
October 31, 2019 and 2018

	2019	2018
Assets

Current assets:
Cash	$32	$200

Total current assets	32	200

Long-term lease, net	3,383,143	3,524,107

Total assets	$3,383,175	$3,524,307

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$26,965	$21,375
Accrued expenses	111,315	51,183
Accrued compensation	42,236	42,236
Loan due within one year	-	107,636

Total current liabilities	180,516	222,430
Accrued interest	-	1,045,877
Loan	144,176	-
Total liabilities	324,692	1,268,307

Stockholders' Equity
Preferred stock:

$0.001 par value, authorized 100,000,000 shares, issued and outstanding nil shares	-	-
Common Stock:
$0.001 par value, authorized 300,000,000 shares, issued and outstanding 60,848,398 shares (2018 - 58,233,705)	60,849	58,234
Additional paid-in capital	5,431,227	4,387,964
Accumulated Deficit	(2,433,593)	(2,190,198)
Total stockholders' (deficit) equity	3,058,483	2,256,000
Total liabilities and stockholders' equity	$3,383,175	$3,524,307

See accompanying notes to consolidated financial statements

XPLOSION INCORPORATED

Consolidated Statements of Operations
For the years ended October 31, 2019 and 2018

	2019	2018

Revenue:	$-	$139,517

Cost of revenue	-	125,855

Gross margin	-	13,662

Expenses:
Amortization	140,964	-
General and administrative	41,389	81,400
Marketing	30,000	88,783
Bad debts	-	12,412
	212,353	182,595

Loss from operations	(212,353)	(168,933)

Other income and expense:
Interest expense	(31,042)	(1,083,620)
Interest income	-	2,412
	(31,042)	(1,081,208)

Net Loss	$(243,395)	$(1,250,141)

Net loss per share	$(0.00)	$(0.03)

Weighted average number of shares outstanding	60,841,234	49,591,327

See accompanying notes to consolidated financial statements

XPLOSION INCORPORATED

Consolidated Statements of Stockholders' Equity
For the years ended October 31, 2019, and 2018

	Common Stock		Additional Paid-in	Accrued	Total Stockholders'
	Number of Shares	Amount	Capital	Deficit	Equity

Balance October 31, 2017	49,487,600	$49,488	$830,522	$(940,057)	$(60,047)

Net Loss				(1,250,141)	(1,250,141)

Shares issued for cash	73,000	73	56,927		57,000
Shares issued for long-term lease	8,673,105	8,673	3,500,515		3,509,188

Balance October 31, 2018	58,233,705	$58,234	$4,387,964	$(2,190,198)	$2,256,000

Net Loss				(243,395)	(243,395)

Shares issued for loan default	2,614,693	2,615	1,043,263		1,045,878

Balance October 31, 2019	60,848,398	$60,849	$5,431,227	$(2,433,593)	$3,058,483

See accompanying notes to consolidated financial statements

XPLOSION INCORPORATED

Consolidated Statements of Cash Flows
For the years ended October 31, 2019 and 2018

	2019	2018

Cash provided by (used in) operating activities:

Operating activities:
Net loss	$(243,395)	$(1,250,141)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of long-term lease	140,964	-
Default interest on loan payable	-	1,045,877
Bad debts		12,412
Changes in assets and liabilities
Accounts receivable	-	3,595
Accounts payable and accrued expenses	65,723	58,644
Accrued interest receivable	-	(2,412)
Inventory	-	117,709
Deposits and prepaid expenses	-	24,778

Net cash provided by (used in) operating activities	(36,708)	10,462

Cash used in investing activities:

Loan receivable	-	(10,000)
Acquisition costs - long term lease	-	(14,919)

Net cash (used in) investing activities	-	(24,919)

Cash provided by financing activities:
Proceeds from issuance of capital stock	-	57,000
(Repayment of ) proceeds from loan payable	36,540	(40,044)
(Repayment) advance from shareholder,net	-	(3,861)

Net cash provided by financing activities	36,540	13,095

Increase in cash during the period	(168)	(1,362)
Cash at beginning of the period	200	1,562

Cash at end of the period	$32	$200

Cash paid for:
Interest paid	$-	$50,282
Income taxes	$-	$-

Non-cash transactions:
Shares issued for long-term lease	$-	$3,509,188
Shares issued for settlement of accrued interest	$1,045,878	$-

See accompanying notes to financial statements.

XPLOSION INCORPORATED

NOTES TO FINANCIAL STATEMENTS

October 31, 2019

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization

Xplosion Incorporated (the “Company”) was incorporated under the laws of the State of Nevada on October 6, 2015.

During the year ended October 31, 2019, the Company continued evolving the business of marketing and distribution of innovative lifestyle and enhancement products that can be created via the land that the Company has acquired and whereby it holds the timber, water and agriculture rights that will allow the Company to pursue the business of lifestyle enhancement products, solutions and ancillary and goods and services.

Going Concern

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At October 31, 2019 and 2018, the Company had $32 and $200 in cash, respectively, and negative working capital of $180,484 as at October 31, 2019 and $222,230 as at October 31, 2018. For the years ended October 31, 2019 and 2018 the Company had net losses of $243,395 and $1,250,141, respectively. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded assets amounts shown in the accompanying consolidated financial statements is dependent upon continued operations of the Company, which in turn is dependent on the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.

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

Advertising Expenses

Advertising costs are expensed as incurred. During the year ended October 31, 2019 and 2018 the Company incurred no advertising costs.

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

Long-term Lease

The long-term lease is being amortized on a straight-line basis over the twenty-five year term of the lease in the amount of approximately $141,000 per year.

Impairment of Other Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances indicate impairment may have occurred.  An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributed to the assets or the business to which the assets relate.  Impairment losses, if any, are measured as the amount by which the carrying value exceeds the fair value of the assets.  During the years ended October 31, 2019 and 2018, respectively, the Company identified no impairment losses related to the Company’s long-lived assets.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the year ended October 31, 2019, there are no potentially dilutive securities outstanding. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Financial Instruments

The Company has the following financial instruments: cash, accounts payable, and loan payable. The carrying value of these financial instruments approximates their fair value due to their liquidity or their short-term nature.

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

In these transactions, the Company issues unregistered and restricted equity instruments. Additionally, the Company currently has no shares of freely-tradeable stock with a quoted market price (a Level 1 input within the GAAP hierarchy).

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU2016-02, Leases (Topic 842), requiring entities to a right-of-use asset and a lease liability for virtually all of their leases. This standard is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted. The Company has adopted this standard effective November 1, 2019 and it will have no material impact on its consolidated financial statements.

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

During the year ended October 31, 2019, the Company entered into an agreement to sub-lease 62.94 acres of the leased land for the remaining portion of the twenty-five years in return for an agreed value of USD 1,652,175 to comprise of cash of CAD 40,000 and 21,299,670 shares of Good Life Holdings Corporation, a British Columbia corporation with an agreed value of CAD 2,129,967. This sub-lease closed on January 29, 2020.

Note 3. Revolving Loan Facility

On November 1, 2016 the Company entered into an agreement, and amended May 18, 2018, for a revolving loan facility of up to $250,000. The loan, originally due on or before October 31, 2018 and extended to October 31, 2019, is unsecured and with interest of 2% per month, calculated based on the amount of principal outstanding at the end of each month. As the total principal outstanding and accrued interest was not paid at the original maturity date of October 31, 2018, the Company, on November 1, 2018, made a Default Payment consisting of 2,614,693 common shares, with a fair value of $1,045,877, being 4.49% of the total of issued and outstanding shares of the Company at that date. Fair value of shares issued was consistent with the value assigned to the most recent share issuance.

On October 25, 2019 the loan was amended and extended to October 31, 2021. Monthly interest has been increased to 3.75%.

The balance outstanding as at October 31, 2019 was $144,176 with an available credit line of $105,824.

Note 4. Related Party Transactions

During the years ended October 31, 2019 and 2018, respectively, the Company received advances from the Company’s former sole officer and director in the amount of $nil and $5,072 and repaid $nil and $8,933.  There is no balance owing as at October 31, 2019.

During the years ended October 31, 2019 and 2018, respectively, the Company accrued fees of $nil and $48,000 and paid $nil and $5,765 to its former officer and director. The balance outstanding as at October 31, 2019 of $42,236 is included in accrued compensation.

 Note 5. Share Capital

Preferred Stock

The Company’s authorized capital includes 100,000,000 shares of preferred stock of $0.001 par value. The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

No shares of preferred stock are issued and outstanding as of October 31, 2019.

Common Stock

The Company is authorized to issue 300,000,000 shares of common stock, par value of $0.001.

During the year ended October 31, 2019 the Company issued on:

•	November 1, 2018, 2,614,693 shares of common stock in settlement of accrued interest payable of $1,045,877.

During the year ended October 31, 2018 the Company issued on:

•	January 25, 2018, 73,000 shares of common stock for proceeds of $57,000

•	October 29, 2018, 8,673,105 shares of common stock for prepaid lease with a fair value of $3,509,188

Note 6.  Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has had net operating losses of $1,934,891 since inception on October 6, 2015. The Company computes tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. The net operating losses can be carried forward indefinitely.

The components of the net deferred tax assets as at October 31, 2019 and 2018 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	2019	2018
Net Operating Losses	$1,934,891	$1,832,460
Statutory Tax Rate	21%	21%
Effective Tax Rate	-	-
Deferred Tax Asset - NOL	$406,327	$384,817
Deferred Tax Asset – Impairment loss and bad debts	66,500	66,500
Total Deferred Tax Asset	472,827	451,317
Valuation Allowance	(472,827)	(451,317)
Net Deferred Tax Asset	$-	$-

The tax years ended October 31, 2018 and 2019 are open for audit by both federal and state taxing authorities.

Income tax benefit resulting from applying statutory rates in jurisdictions in which we are taxed differs from the income tax provision

	2019	2018
Benefit at federal and statutory rate	(21)%	(21)%
Change in valuation allowance	21%	21%
Effective tax rate	0%	0%

Note 8. Subsequent Events

On January 29, 2020 closed on the sale of a leasehold interest receiving cash of $30,304 (CAD 40,000) and 21,299,670 shares of Good Life Holdings Corporation, valued at $1,613,684 (CAD 2,129,967). On January 31, 2020 the Company declared and paid a dividend to its shareholders of $1,613,684, comprising the 21,299,670 shares of Good Life Holdings Corporation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 3, 2020 we changed auditors from Green & Company, CPAs to Haynie & Company. There were no disagreements with the former auditors.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive and financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of October 31, 2019, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of October 31, 2019, our disclosure controls and procedures were not effective.

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

Based on our evaluation and the material weaknesses described below, management concluded that we did not maintain effective internal control over financial reporting as of October 31, 2019. This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Because we are a smaller reporting company, management’s report was not subject to attestation by our registered public accounting firm.

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended October 31, 2019, certain significant deficiencies in internal control became evident to management that, in the aggregate, represent material weaknesses, including:

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

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2020 assessment of the effectiveness of our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended October 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Age	Position Held with our Company	Date First Elected or Appointed

Eugenio Gregorio	57	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	May 1, 2018

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, for each of our last three completed fiscal years, the dollar value of all cash and noncash compensation earned by any person who was our principal executive officer during the preceding fiscal year and each of our three most highly compensated executive officers earning more than $100,000 during the fiscal years ended October 31, 2019, 2018 and 2017 and up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended October 31, 2018 and 2017, (together, the “Named Executive Officers”):

Name and Principal Position	Year Ended Oct. 31	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation	Change in Pension Value and Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Nicholas Galan	2019	--	--	--	--	--	--	--	--
President, Chief	2018	--	--	--	--	--	--	48,000	48,000
Executive Officer, Chief	2017	--	--	--	--	--	--	5,065	5,065
Financial Officer, Treasurer and Director

Eugenio Gregorio	2019	--	--	--	--	--	--	--	--
President, Chief Executive Officer, Chief	2018	--	--	--	--	--	--	--	--
Financial Officer, Treasurer and Director	2017	--	--	--	--	--	--	--	--

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Outstanding Equity Awards at 2019 Year-End

None of our Named Executive Officers has any outstanding equity awards as of October 31, 2019.

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

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of April 9, 2020, with respect to the beneficial ownership of our outstanding common stock by: (i) any holder of more than 5%; (ii) each of the Named Executive Officers, directors, and director nominees; and (iii) our directors, director nominees, and Named Executive Officers as a group, based on 60,848,398 shares of common stock outstanding as of April 9, 2020. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned:

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Principal Stockholders:
EUGENIO GREGORIO 1208 TAMARIND ROAD, DASMARINAS VILLAGE, METRO MANILA MAKATI CITY 1222 PHILIPPINES	Common Stock	11,750,000	19.31%
DONAL F. LOGUE FAMILY TRUST 200 PARK AVENUE S. 8TH FLOOR NEW YORK CITY, NEW YORK 10003 USA	Common Stock	8,673,105	14.25%

Named Executive Officers and Directors:
EUGENIO GREGORIO 1208 TAMARIND ROAD, DASMARINAS VILLAGE, METRO MANILA MAKATI CITY 1222 PHILIPPINES	Common Stock	11,750,000	19.31%
All Executive Officers and Directors as a Group: (1 Director)	Common Stock	11,750,000	19.31%

_________

(1)

Based on 60,848,398 shares of common stock issued and outstanding as of April 9, 2020. Except as otherwise indicated, we believe that the beneficial owners of the common shares listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended October 31, 2019, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with one director, consisting of Eugenio Gregorio. We have determined that none of our directors is an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire board of directors’ acts in such capacities. We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Advances due to Stockholders

During the year ended October 31, 2018 the Company accrued fees of $48,000 and paid $5,765 to its former officer and director. The balance outstanding as at October 31, 2019 of $42,236 is included in accrued remuneration

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed or accrued by our independent registered accountants during the fiscal years ended October 31, 2019 and 2018:

	October 31, 2019	October 31, 2018

Audit Fees	$27,000	$15,500

Audit Related Fees	--	--

Tax Fees	--	--

All Other Fees	--	--
Total Fees	$27,000	$15,500

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

All other fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2019.

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

XPLOSION INCORPORATED

Dated: April 9, 2020	By:	/s/ EUGENIO GREGORIO /s/
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

Dated: April 9, 2020	/s/ EUGENIO GREGORIO /s/
Eugenio Gregorio President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

