Form 10-Q
period 2020-01-31
XPLOSION Inc
filed 2020-04-20
CIK 1694688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 333-185909

Xplosion Incorporated
(Exact name of registrant as specified in its charter)

Nevada	30-0942823
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 3882 – 304 S. Jones Blvd
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 20, 2020, the issuer had one class of common stock, with a par value of $0.001, of which 60,848,398 shares were issued and outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XPLOSION INCORPORATED

Condensed Consolidated Balance Sheets

January 31, 2020 and October 31, 2019

(unaudited)

	January 31	October 31
	2020	2019
Assets

Current assets:
Cash	$21,627	$32

Total current assets	21,627	32

Long-term lease, net	1,853,077	3,383,143

Total assets	$1,874,704	$3,383,175

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$17,472	$26,965
Accrued expenses	127,567	111,315
Accrued remuneration	42,236	42,236

Total current liabilities	187,275	180,516

Loan	145,036	144,176
Total liabilities	332,311	324,692

Stockholders' Equity
Preferred stock: $0.001 par value, authorized 100,000,000 shares, issued and outstanding nil shares	-	-
Common Stock: $0.001 par value, authorized 300,000,000 shares, issued and outstanding 60,848,398 shares (2019 - 60,848,398)	60,849	60,849
Additional paid-in capital	5,431,227	5,431,227
Accumulated deficit	(3,949,683)	(2,433,593)
Total stockholders' equity	1,542,393	3,058,483
Total liabilities and stockholders' equity	$1,874,704	$3,383,175

See accompanying notes to condensed consolidated financial statements

XPLOSION INCORPORATED

Condensed Consolidated Statements of Operations

For the three months ended January 31, 2020 and 2019

(unaudited)

	2020	2019

Revenue	$-	$-

Cost of Revenue	-	-

Gross Profit (Loss)	-	-

Expenses
Amortization	35,241	35,241
General and administrative	227	12,418
Marketing	-	30,000
Total operating expenses	35,468	77,659

Loss from operations	(35,468)	(77,659)

Other income and expense
Interest expense	(16,252)	(6,581)
Interest income	-	-
Gain on sale of leasehold interest	157,350	-
	141,098	(6,581)

Net Income (Loss)	$105,630	$(84,240)

Net income (loss) per share	$0.002	$(0.001)

Weighted average number of shares outstanding	60,848,398	60,848,398

See accompanying notes to condensed consolidated financial statements

XPLOSION INCORPORATED

Condensed Consolidated Statements of Stockholders' Equity

For the three months ended January 31, 2020 and 2019

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Number of Shares	Amount	Capital	Deficit	Equity

Balance October 31, 2018	58,233,705	$58,234	$4,387,964	$(2,190,198)	$2,256,000

Net Loss				(84,240)	(84,240)

Shares issued for loan default	2,614,693	2,615	1,043,263		1,045,878

Balance January 31, 2019	60,848,398	$60,849	$5,431,227	$(2,274,438)	$3,217,638

Balance October 31, 2019	60,848,398	$60,849	$5,431,227	$(2,433,593)	$3,058,483

Net Income				105,630	105,630

Dividends paid				(1,621,720)	(1,621,720)

Balance January 31, 2020	60,848,398	$60,849	$5,431,227	$(3,949,683)	$1,542,393

See accompanying notes to condensed consolidated financial statements

XPLOSION INCORPORATED

Condensed Consolidated Statements of Cash Flows

For the three months ended January 31, 2020 and 2019

(unaudited)

	2020	2019

Cash provided by (used in) operating activities:

Operating activities:
Net income (loss) for the year	$105,630	$(84,240)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of long-term lease	35,241	35,241
Gain on sale of leasehold interest	(157,350)	-

Changes in assets and liabilities
Accounts payable and accrued expenses	6,759	45,904

Net cash from (used) in operating activities	(9,720)	(3,095)

Cash provided by investing activities:
Proceeds from sale of leasehold interest	30,455	-

Net cash provided by investing activities	30,455	-

Cash provided by financing activities:
Proceeds from loan payable	860	3,053

Net cash provided by financing activities	860	3,053

Increase (decrease) in cash during the period	21,595	(42)
Cash at beginning of the period	32	200

Cash at end of the period	$21,627	$158

Supplementary Information:

Cash paid for:
Interest paid	$-	$-
Income taxes	$-	$-

Non-cash transactions:
Shares issued for settlement of accrued interest	$-	$1,045,877
Shares of Good Life Holdings Corporation received for sale of leasehold interest	$1,621,720	$-
Shares of Good Life Holdings Corporation distributed to shareholders	$1,621,720	$-

See accompanying notes to condensed consolidated financial statements.

XPLOSION INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2020

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization

Xplosion Incorporated (the “Company”) was incorporated under the laws of the State of Nevada on October 6, 2015.

The Company is in the business of marketing, distribution of innovative lifestyle and enhancement products and complimentary goods through a global distribution license for the SayberX line of self-stimulation devices for men and couples. During the year ended October 31, 2018 the Company acquired 588 acres of land, through a twenty-five year prepaid lease, where the Company has timber, water and agriculture rights that will allow the Company to pursue the business of lifestyle enhancement products, solutions and ancillary and goods and services. During the three months ended January 31, 2020 the Company sold 62.94 acres of the leased land.

Interim Period Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the Securities and Exchange Commission’s instructions. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for such interim period. The results reported in these interim financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. Certain information and note disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited interim condensed financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended October 31, 2019, filed April 9, 2020.

Going Concern

The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At January 31, 2020 and October 31, 2019, the Company had cash of $21,627 and $32, respectively, and negative working capital of $165,649 as at January 31, 2020 and $180,484 as at October 31, 2019. For the three months ended January 31, 2020 the Company had net income of $105,630 and for the three months ended January 31, 2019 a net loss of $84,280. The income for the three months ended January 31, 2020 was from the non-cash gain on sale of a leasehold interest and the Company continues to expect losses and is in need of further funding. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded assets amounts shown in the accompanying condensed consolidated financial statements is dependent upon continued operations of the Company, which in turn is dependent on the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Xplosion Incorporated and its wholly owned subsidiary Xplosion (Oregon) Corporation.

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

Advertising Expenses

Advertising costs are expensed as incurred. During the three months ended January 31, 2020 and 2019 the Company incurred no advertising costs.

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

Long-term Lease

The long-term lease is being amortized on a straight-line basis over the twenty-five year term of the lease in the amount of approximately $78,000 per year.

Impairment of Other Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances indicate impairment may have occurred. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributed to the assets or the business to which the assets relate. Impairment losses, if any, are measured as the amount by which the carrying value exceeds the fair value of the assets. During the three months ended January 31, 2020 and 2019, the Company identified no impairment losses related to the Company’s long-lived assets.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted income (loss) per share takes into consideration common shares outstanding (computed under basic income (loss) per share) and potentially dilutive securities. For the three months ended January 31, 2020, there are no outstanding stock options and warrants. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU2016-02, Leases (Topic 842), requiring entities to a right-of-use asset and a lease liability for virtually all of their leases. This standard is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted. The Company has adopted this standard and it has no material impact on its condensed consolidated financial statements.

In August 2018, FASB issued Accounting Standards Update No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). The new standard makes various modifications to the disclosure requirements on fair value measurement in Topic 820. Adoption of ASU 2018-13 is required for fiscal reporting periods beginning after December 15, 2019, including interim reporting periods within those fiscal years with early adoption being permitted. The Company does not expect the adoption of ASU 2018-13 to have a material impact on its condensed consolidated financial statements.

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

On January 29, 2020, the Company sold 62.94 acres of the leased land for the remaining portion of the twenty-five years in return for $30,455 (CAD 40,000) and 21,299,670 shares, valued at $1,621,720 (CAD 2,129,967), of Good Life Holdings Corporation, a British Columbia corporation. This resulted in the Company recording a gain on sale of the leasehold interest of $157,350.

On January 31, 2020, the shares of Good Life Holdings Corporation, valued at $1,621,720, were distributed to the shareholders of the Company as a non-cash dividend.

Note 3. Revolving Loan Facility

On November 1, 2016 the Company entered into an agreement, and amended May 18, 2018 and October 25, 2019, for a revolving loan facility of up to $250,000. The loan, due on or before October 31, 2021, is unsecured and with interest of 3.75% per month, calculated based on the amount of principal outstanding at the end of each month.

The balance outstanding as at January 31, 2020 was $145,036 with an available credit line of $104,964.

Note 4. Related Party Transactions

The balance of accrued remuneration outstanding as at January 31, 2020 in the amount of $42,236 is due to its former officer and director.

 Note 5. Share Capital

Preferred Stock

The Company’s authorized capital includes 100,000,000 shares of preferred stock of $0.001 par value. The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

No shares of preferred stock are issued and outstanding as of January 31, 2020.

Common Stock

The Company is authorized to issue 300,000,000 shares of common stock, par value of $0.001.

No shares of common stock have been issued during the three months ended January 31, 2020.

Note 6. Subsequent Events

Management has evaluated subsequent events up to the date of filing. There are no subsequent events to report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited financial statements for the three months ended January 31, 2020 and 2019, and our annual report for the year ended October 31, 2019, including the financial statements and notes thereto.

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

On December 7, 2015, we entered into an Exclusive Global Rights Agreement, that was since amended to non-exclusive rights, with Interactive Holdings Limited pursuant to which we had acquired the distribution license for the sales, marketing and distribution of the Sayber X line of self-stimulation devices for men and couples, such license since amended to be Non-exclusive. The Sayber X is a wearable, automated, blue tooth and software integrated sexual stimulation device which enables the user to engage in self-stimulation either alone, or with a partner using the X-Ring controller remote control device and related software. During the period of 2016 – 2018 we aggressively promoted and sold the product line throughout North America, Asia and Europe, prior to notification from the manufacturer of the SayberX product, Interactive Holdings, in early 2018, expressing their concern that they had been experiencing significant difficulty in maintaining their ability to continue to produce the product on a going forward basis as the product has not been adopted by the market as quickly as it thought it would. To that end, during our Fiscal year-end 2018, Xplosion was able to successfully negotiate the sale of our remaining inventory we held on hand at that time, whilst expending significant time and effort to successfully seek out consistent and parallel business opportunities for which we would continue to work to move ahead our directive to provide innovative lifestyle enhancement solutions.

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

Effective the 24th day of May 2019, a Land Lease Acquisition Agreement (the “Agreement”) was entered into by and between Xplosion Incorporated (“Obligor”, “Company”), and Xplosion (Oregon) Corporation, a 100% wholly-owned subsidiary of Xplosion Corporation (“Seller”) , and Good Life Holdings Corporation (“Buyer”), a British Columbia Corporation.

For further definition of the transaction, the Seller holds exclusive Lease rights as provided under a previously disclosed 25-year Prepaid Lease to three contiguous tax lots which when combined total 588.80 acres, which based on Jackson County, Oregon, USA assessment records, where the land is located, is inclusive of 62.94 acres of Irrigable land. As per allowable terms as defined under the 25-year Prepaid Lease, the Seller has entered into this Agreement to sell and assign to the Buyer this Sub-Lease agreement, and the Buyer has agreed to purchase and assume from the Seller this Sub-Lease, by way of payment to the Obligor, the rights and obligations of Seller specifically to that 62.94 acres of the land defined as Irrigable land. The original aggregate purchase price for the Closing of the transaction was to be Canadian Dollars of Two million Six Hundred and Forty-Five Thousand Dollars ($2,645,000 CAD), (the “Purchase Price”). Distributions for this sale were to be made by way of $645,000 CAD payable as cash to the Company, along with the equivalency of $2,000,000 CAD paid via the issuance of 20,000,000 shares of the Buyer common shares to the Company for irrevocable and immediate pro-rata dividend distribution to the existing shareholders of the Company.

In October 2019, an extension and recalculation of the payment timing and terms to satisfy the Closing of this transaction was entered into between our parties as defined above, and now during this Q1 Fiscal 2020 period, the Company has successfully closed this sub lease transaction covering the 62.94 acre irrigable portion of the property to the Buyer whereby the Company received a revised full value payment amount equal to $2,199, 670 CAD, by way of $40,000 CAD in cash and 21,299,670 shares of the Buyer. On January 31, 2020 the 21,299,670 shares received from Good Life Holdings Corporation were distributed pro-rata as a dividend payment to the Company’s shareholders.

In addition, during the Q1 period the Company and its wholly owned subsidiary have begun to develop and define its near-midterm business planning towards the establishment of a mineral grade bottled water production and distribution facility at the Jackson County property site.

Results of Operations

Comparison of the Three Months Ended January 31, 2020

with the Three Months Ended January 31, 2019

We had gross revenue of $nil and $nil for the respective three months ended January 31, 2020 and 2019.

Our general and administrative expenses from continuing operations for the three months ended July 31, 2019 were $227 as compared to $12,418 for the comparable three months ended January 31, 2019. For the three months ended January 31, 2020 and 2019 there is amortization of the prepaid lease in the amount of $35,241 and $35,241, respectively.

Our marketing expenses from operations for the three months ended July 31, 2020 and 2019, were $nil and $30,000.

During the three months ended January 31, 2020 we had a gain on the sale of leasehold interests of $157,350 as compared to $nil for the respective three months ended January 31, 2019.

Overall, we have a net income of $105,630 for the three months ended January 31, 2020, as compared to a net loss of $84,240 for the corresponding three month period of the preceding year.

Liquidity and Capital Resources

As of January 31, 2020, our current assets were $21,627, as compared to $32 at October 31, 2019. As of January 31, 2020, our current liabilities were $187,276, as compared to $180,516 at October 31, 2019.

Operating activities used net cash of $9,720 for the three months ended January 31, 2020, as compared to use of $3,095 for the three months ended January 31, 2019.

Investing activities provided net cash of $30,455 and $nil for the three months ended January 31, 2020 and 2019, respectively.

Net cash of $860 was provided by financing activities during the three months ended January 31, 2020, as compared to $3,053 net cash provided during the comparable three months ended January 31, 2019.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer (our “Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of January 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of January 31, 2020, our disclosure controls and procedures were not effective.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2020, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Registrant

XPLOSION INCORPORATED

Date: April 20, 2020	By:	/s/ EUGENIO GREGORIO /s/
Eugenio Gregorio
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

