Form 10-Q
period 2020-04-30
XPLOSION Inc
filed 2020-07-02
CIK 1694688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐	Yes	☒	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 15, 2020, the issuer had one class of common stock, with a par value of $0.001, of which 60,848,398 shares were issued and outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XPLOSION INCORPORATED

Condensed Consolidated Balance Sheets
April 30, 2020 and October 31, 2019
(unaudited)

	April 30	October 31
	2020	2019
Assets

Current assets:
Cash	$12	$32

Total current assets	12	32

Long-term lease, net	1,833,571	3,383,143

Total assets	$1,833,583	$3,383,175

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$9,796	$26,965
Accrued expenses	152,873	111,315
Accrued remuneration	42,236	42,236

Total current liabilities	204,905	180,516

Loan	151,223	144,176
Total liabilities	356,128	324,692

Stockholders' Equity
Preferred stock:
$0.001 par value, authorized 100,000,000 shares,
issued and outstanding nil shares	-	-
Common Stock:
$0.001 par value, authorized 300,000,000 shares,
issued and outstanding 60,848,398 shares (2019 - 60,848,398)	60,849	60,849
Additional paid-in capital	5,431,227	5,431,227
Accumulated deficit	(4,014,621)	(2,433,593)
Total stockholders' equity	1,477,455	3,058,483
Total liabilities and stockholders' equity	$1,833,583	$3,383,175

See accompanying notes to condensed consolidated financial statements

XPLOSION INCORPORATED

Consolidated Statements of Operations
For the three and six months ended April 30, 2020 and 2019
(unaudited)

	Three months ended April 30		Six months ended April 30
	2020	2019	2020	2019

Revenue	$-	$-	$-	$-

Cost of Revenue	-	-	-	-

Gross Profit	-	-	-	-

Expenses
Amortization	19,506	35,241	54,747	70,482
General and administrative	28,876	7,670	29,103	20,088
Marketing	-	-	-	30,000
Total operating expenses	48,382	42,911	83,850	120,570

Loss from operations	(48,382)	(42,911)	(83,850)	(120,570)

Other income and expense
Interest expense	(16,556)	(7,222)	(32,808)	(13,803)
Gain on sale of leasehold	-	-	157,350	-
	(16,556)	(7,222)	124,542	(13,803)

Net Income (Loss)	$(64,938)	$(50,133)	$40,692	$(134,373)

Net loss per share	$(0.001)	$(0.001)	$0.001	$(0.002)

Weighted average number of shares outstanding	60,848,398	60,848,398	60,848,398	60,848,398

See accompanying notes to consolidated financial statements

XPLOSION INCORPORATED
Condensed Consolidated Statements of Stockholders' Equity
For the six months ended April 30, 2020 and 2019 (unaudited)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity

Balance October 31, 2018	58,233,705	$58,234	$4,387,964	$(2,190,198)	$2,256,000

Net Loss				(84,240)	(84,240)

Shares issued for loan default	2,614,693	2,615	1,043,263		1,045,878

Balance January 31, 2019	60,848,398	60,849	5,431,227	(2,274,438)	3,217,638

Net Loss				(50,133)	(50,133)

Balance April 30, 2019	60,848,398	$60,849	$5,431,227	$(2,324,571)	$3,167,505

Balance October 31, 2019	60,848,398	$60,849	$5,431,227	$(2,433,593)	$3,058,483

Net Income				105,630	105,630

Dividends paid				(1,621,720)	(1,621,720)

Balance January 31, 2020	60,848,398	60,849	5,431,227	(3,949,683)	1,542,393

Net Loss				(64,938)	(64,938)

Balance April 30, 2020	60,848,398	$60,849	$5,431,227	$(4,014,621)	$1,477,455

See accompanying notes to condensed consolidated financial statements

XPLOSION INCORPORATED

Condensed Consolidated Statements of Cash Flows
For the six months ended April 30, 2020 and 2019
(unaudited)

	2020	2019

Cash provided by (used in) operating activities:

Operating activities:
Net income (loss) for the year	$40,692	$(134,373)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of long-term lease	54,747	70,482
Gain on sale of leasehold interest	(157,350)	-

Changes in assets and liabilities
Accounts payable and accrued expenses	24,389	43,754

Net cash from in operating activities	(37,522)	(20,137)

Cash provided by investing activities:
Proceeds from sale of leasehold interest	30,455	-

Net cash provided by investing activities	30,455	-

Cash provided by financing activities:
Proceeds from loan payable	7,047	20,053

Net cash provided by financing activities	7,047	20,053

Increase (decrease) in cash during the period	(20)	(84)
Cash at beginning of the period	32	200

Cash at end of the period	$12	$116

Supplementary Information:

Cash paid for:
Interest paid	$-	$-
Income taxes	$-	$-

Non-cash transactions:
Shares issued for settlement of accrued interest	$-	$1,045,878
Shares of Good Life Holdings Corporation
received for sale of leasehold interest	$1,621,720	$-
Shares of Good Life Holdings Corporation
distributed to shareholders	$1,621,720	$-

See accompanying notes to condensed consolidated financial statements.

XPLOSION INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization

Xplosion Incorporated (the “Company”) was incorporated under the laws of the State of Nevada on October 6, 2015. The Company is in the business of marketing, distribution of innovative lifestyle and enhancement products and complimentary goods through a global distribution license for the SayberX line of self-stimulation devices for men and couples. During the year ended October 31, 2018 the Company acquired 588 acres of land, through a twenty-five year prepaid lease, where the Company has timber, water and agriculture rights that will allow the Company to pursue the business of lifestyle enhancement products, solutions and ancillary and goods and services. During the six months ended April 30, 2020 the Company sold 62.94 acres of the leased land.

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

Going Concern

The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At April 30, 2020 and October 31, 2019, the Company had cash of $12 and $32, respectively, and negative working capital of $204,893 as at April 30, 2020 and $180,484 as at October 31, 2019. For the six months ended April 30, 2020 the Company had net income of $40,692 and for the six months ended April 30, 2019, a net loss of $134,373. The income for the six months ended April 30, 2020 were from the non-cash gain on sale of a leasehold interest and the Company continues to expect losses and is in need of further funding. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded assets amounts shown in the accompanying condensed consolidated financial statements is dependent upon continued operations of the Company, which in turn is dependent on the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.

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

Impairment of Other Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances indicate impairment may have occurred. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributed to the assets or the business to which the assets relate. Impairment losses, if any, are measured as the amount by which the carrying value exceeds the fair value of the assets. During the six months ended April 30, 2020 and 2019, the Company identified no impairment losses related to the Company’s long-lived assets.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted income (loss) per share takes into consideration common shares outstanding (computed under basic income (loss) per share) and potentially dilutive securities. For the six months ended April 30, 2020, there are no outstanding stock options, warrants or other instruments that would be dilutive. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

The balance outstanding as at April 30, 2020 was $151,223 with an available credit line of $98,777.

Note 4. Related Party Transactions

The balance of accrued remuneration outstanding as at April 30, 2020 in the amount of $42,236 is due to its former officer and director.

Note 5. Share Capital

Preferred Stock

The Company’s authorized capital includes 100,000,000 shares of preferred stock of $0.001 par value. The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

No shares of preferred stock are issued and outstanding as of April 30, 2020.

Common Stock

The Company is authorized to issue 300,000,000 shares of common stock, par value of $0.001.

No shares of common stock have been issued during the six months ended April 30, 2020.

Note 6. Subsequent Events

The outbreak of the novel strain of coronavirus, specifically identified as “COVID- 19”, has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. These measures, which include the implementation of travel bans, self-imposed quarantine periods and social distancing, have caused material disruption to businesses globally resulting in an economic slowdown. Global equity markets have experienced significant volatility and weakness. Governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize economic conditions. The duration and impact of the COVID-19 outbreak is unknown at this time, as is the efficacy of the government and central bank interventions. It is not possible to reliably estimate the length and severity of these developments and the impact on the financial results and condition of the Company and its operations in future periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited financial statements for the three and six months ended April 30, 2020 and 2019, and our annual report for the year ended October 31, 2019, including the financial statements and notes thereto.

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

Introduction

We were incorporated in the State of Nevada on October 6, 2015. We are a development stage company engaged in the sales, marketing and distribution of innovative lifestyle enhancement products and complimentary goods that target millennials and progressive thinkers of Generation X and Y. We established a wholly owned subsidiary Xplosion (Oregon) Corporation in September of 2018. Our website address is www.xplosionincorporated.com.

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

Under this assertion the Company was able to locate and successfully negotiate with a private landowner agreement to secure a 25 year long-term land lease on his 588-acre property in Jackson County, Oregon. Xplosion (Oregon) Corporation was set-up to most effectively manage this opportunity. The site offers to the Company Timber, Water and Agricultural rights giving the Company the potential to develop and pursue a number of business initiatives focused around its key goals and objectives of providing unique and innovative lifestyle enhancement products, solutions and ancillary goods to the Millennial and progressive Generation X and Y marketplace (continuing forth with the core business directives that Xplosion has always had since its date of inception).

As it pertains to the rights it holds under its 25 year prepaid lease the Company has with the landowner, effective the 24th day of May 2019, the Company entered into a further agreement (the “Land Lease Acquisition Agreement”), with an unrelated third party company, Good Life Holdings Corporation, (the “Buyer”), whereby the Company subleased the entirety of the rights to the 62.94 acres of the property deemed irrigable.

For further definition, the total 588.80 acres, which based is inclusive of 62.94 acres of Irrigable land. As per allowable terms as defined under the 25-year Prepaid Lease the Company has with the landowner, the Company entered into the Land Lease Acquisition Agreement by way of a sub-lease to sell and assign to the Buyer this parcel of the property. The original aggregate purchase price for the Closing of the transaction was to be Canadian Dollars of Two million Six Hundred and Forty-Five Thousand Dollars ($2,645,000 CAD), (the “Purchase Price”).

In October 2019, an extension and recalculation of the payment timing and terms to satisfy the Closing of this transaction was entered into between the Company and the Buyer, and during the Q1 Fiscal 2020 period, the Company successfully closed this sub lease transaction covering the 62.94 acre irrigable portion of the property to the Buyer upon receipt by the Company of the revised full value payment amount equal to $2,199,670 CAD. As was mutually agreed, the settlement was made by way of $40,000 CAD in cash and 21,299,670 shares of the Buyer. On January 31, 2020 the 21,299,670 shares received from Good Life Holdings Corporation were distributed prorata as a dividend payment to the Company’s shareholders as per the agreed upon terms and understanding of the original May 24, 2019 Agreement.

During the Q2 period the Company and its wholly-owned subsidiary have continued to develop and define near-midterm business planning towards the establishment of a mineral grade bottled water production and distribution facility at the Jackson County property site.

During the Q2 period ending April 30, 2020, the outbreak of the novel strain of coronavirus, specifically identified as “COVID-19”, became particularly widespread throughout the United States and resulted in enacting emergency measures to combat the spread of the virus including closures and minimization of many businesses and services and total stay at home orders. These measures, which include the implementation of self-imposed quarantine periods and social distancing, have caused material disruption to businesses resulting in an economic slowdown. The Government reacted with significant monetary and fiscal interventions designed to stabilize economic conditions. The duration and impact of the COVID-19 outbreak is unknown at this time, as is the efficacy of the Government interventions. It is not possible to reliably estimate the length and severity of these developments and the overall impact on the financial results and condition of the Company and its operations in future periods, but during this on-going external pandemic the Company moves forward to effectively execute its business plan such that when this crisis is controlled the Company will be properly positioned to move ahead as expeditiously as possible.

Results of Operations

Comparison of the Three and Six Months Ended April 30, 2020

with the Three and Six Months Ended April 30, 2019

We had gross revenue of $nil and $nil for the respective three and six months ended for each of April 30, 2020 and 2019.

Our general and administrative expenses from continuing operations for the three and six months ended April 30, 2020 were $28,376 and $29,103, respectively, as compared to $7,670 and $20,088 for the comparable three and six months ended April 30, 2019. For the three and six months ended April 30, 2020 there was amortization of the prepaid lease in the amount of $19,506 and $54,747, respectively as compared to $35,241 and $70,482 for the respective three and six months ended April 30, 2019.

Our marketing expenses from operations for the three and six months ended April 30, 2020 were $nil and $nil, respectively, as compared to $nil and $30,000, respectively, for the three and six months ended April 30, 2019.

During the six months ended April 30, 2020 we had a gain on the sale of leasehold interests of $157,350 as compared to $nil for the respective six months ended April 30, 2019.

Overall, we have a net loss of $64,938 for the three months ended April 30, 2020 and net income of $40,692 for the six months ended April 30, 2020, as compared to a net losses of $50,133 and 134,373 for the corresponding three and six month periods of the preceding year.

Liquidity and Capital Resources

As of April 30, 2020, our current assets were $12, as compared to $32 at October 31, 2019. As of April 30, 2020, our current liabilities were $204,905, as compared to $180,516 at October 31, 2019.

Operating activities used net cash of $37,522 for the six months ended April 30, 2020, as compared to use of $20,137 for the six months ended April 30, 2019.

Investing activities provided net cash of $30,455 and $nil for the six months ended April 30, 2020 and 2019, respectively.

Net cash of $7,047 was provided by financing activities during the six months ended April 30, 2020, as compared to $20,053 cash provided during the comparable six months ended April 30, 2019.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer (our “Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of April 30, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of April 30, 2020, our disclosure controls and procedures were not effective.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2020, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Registrant

XPLOSION INCORPORATED

Date: July 2, 2020	By:	/s/ EUGENIO GREGORIO /s/
Eugenio Gregorio
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

