Form 10-K
period 2020-10-31
XPLOSION Inc
filed 2021-01-28
CIK 1694688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2020

Commission File Number 333-215568

Xplosion Incorporated
(Exact name of registrant as specified in its charter)

Nevada	30-0942823
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Suite 3882 - 304 S. Jones Blvd
Las Vegas, NV	89107
(Address of principal executive offices)	(Zip Code)

1-844-888-6364
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

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of April 30, 2020, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the issuer was $20,212,647.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of January 28, 2021, registrant had 60,848,398 shares of issued and outstanding common stock, par value $0.001.

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

On December 7, 2015, we entered into an Exclusive Global Rights Agreement, that was since amended to non-exclusive rights, with Interactive Holdings Limited pursuant to which we had acquired the exclusive global distribution license for the sales, marketing and distribution of the Sayber X line of self-stimulation devices for men and couples. The Sayber X is a wearable, automated, blue tooth and software integrated male stimulation device which enables the user to engage in self-stimulation either alone, or by using the X-Ring controller remote control device and related software if for couples. During the period of 2016 – 2018 the Company aggressively promoted and sold the product line throughout North America, Asia and Europe, prior to notification from the manufacturer of the SayberX product, Interactive Holdings, in early 2018, expressing their concern that they had been experiencing significant difficulty in maintaining their ability to continue to produce the product on a going forward basis as the product has not been adopted by the market as quickly as it thought it would. To that end, during our Fiscal year-end 2018, Xplosion was able to successfully negotiate the sale of our remaining inventory we held on hand at that time, whilst expending significant time and effort to successfully seek out consistent and parallel business opportunities for which we would continue to work to move ahead our directive to provide innovative lifestyle enhancement solutions.

Under this assertion the Company was able to locate and successfully negotiate a viable business opportunity by securing a long-term land lease on a 588-acre property in Jackson County, Oregon. To most effectively manage this opportunity the Company also established and set up a wholly owned subsidiary Company, Xplosion (Oregon) Corporation during the Fiscal year of 2018. The site offers to the Company Timber, Water and Agricultural rights giving the Company the potential to develop and pursue a number of business initiatives and opportunities focused around its key goals and objectives of providing unique and innovative lifestyle enhancement products, solutions and ancillary goods to the Millennial and progressive Generation X and Y marketplace (continuing forth with the core business directives that Xplosion has always had since its date of inception). To such end, during fiscal 2020, the Company has (A) been able to successfully sub lease a certain portion of the property to another unrelated entity whereby the Company received a full value payment of cash and shares, such shares which have been further distributed to our shareholders, and (B), began to develop its plan and strategy of its near-midterm plan towards the establishment of a celebrity branded mineral grade bottled water operation.

From October 6, 2015 (date of inception) to the year ended October 31, 2020, we had realized revenues of $637,321 and an accumulated deficit of $4,066,053. For the year ended October 31, 2020, we had revenues of $nil and an accumulated deficit of $4,066,053. As at October 31, 2020 and October 31, 2019, we had total assets of $1,794,559 and $3,383,175, respectively. Over the next 12 months, we intend to continue to specifically pursue business and actions and initiatives that can progress the development of timber, water or agricultural resources on our land lease property that can in future provide further lifestyle enhancement products to be sold and marketed as part of our overall offering.

Our executive offices are currently located at Suite 3882 – 304 South Jones Boulevard, Las Vegas, NV 89107. Our phone number is 1-844-888-6364. Our fiscal year end is October 31. Our registered and records office is the address of our corporate resident agent in Nevada, GKL Registered Agents/Filings, Inc., located at 3064 Silver Sage Drive, Suite 150, Carson City, NV 89701 (Telephone: 1 (775) 841-0644, Facsimile 1 (775) 841-2065.

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

On December 7, 2015, we entered into an Exclusive Global Rights Agreement with Interactive Holdings Limited pursuant to which we acquired the exclusive global distribution license for the sales, marketing and distribution of the Sayber X line of products for men and couples. The agreement was subsequently amended on July 27, 2016 and September 27, 2017 becoming non-exclusive. In consideration of the exclusive license agreement, we paid an aggregate of $400,000, plus an additional $100,000 which was advanced as an interest bearing loan to Interactive Holdings Limited, with the $500,000 total funding provided to be used to finance the development and commercialization of the Sayber X and X Ring. The loan portion of the investment will accrue interest at the rate of 2% per month, subject to applicable default interest should the principal and accrued interest due not be paid at the maturity (due) date. The loan was due January 31, 2017 and is currently in default. Interest has been calculated in accordance with the default provisions of the loan agreement – 10% for the first 30 days of default; 15% for the second 30 days of default; and 20% for the third 30 days of default. The loan receivable of $100,000 and accrued interest of $31,122 have been expensed as a bad debt in the year ended October 31, 2017 and we have determined that the remaining unamortized value of the distribution agreement has become impaired, resulting in the recognition of an impairment loss of $216,671 in the year ended October 31, 2017. During Q1 Fiscal 2021, $25,000 of this outstanding debt amount was repaid by the Debtor.

As an additional condition of the original license with Interactive Holdings, we agreed at the time to engage Mr. Andrew Smith and Mr. James Proctor, the principals of the licensor, as sales and distribution consultants for a term of 3 years. In consideration for their consulting services each was paid a fee of 7.5% of our annual gross profits derived from the sale of the Sayber X products, plus a bonus of 2.5% of annual gross profits if certain sales targets are reached. Sales targets were to be mutually determined by the parties; however, no targets were actually established. The consultants’ duties included, among others, website and stock management system design, development and maintenance, product management and distribution, ancillary product and instruction development and marketing, trade shows, and sales and sales staff management. During the year ended October 31, 2017 the agreement engaging Mr. Andrew Smith and Mr. James Proctor was terminated. Upon termination the Company paid the consultants in full for their commissions due.

On August 30, 2016, we entered into an Exclusive Distribution Agreement with Vibe 9 Ventures Ltd., pursuant to which we granted to Vibe 9 Ventures, as sub-distributor, the exclusive right to market, distribute and sell the Sayber X line of products in the territories of China, (including Hong Kong) Japan, and Taiwan, until December 31, 2019. During the initial term Vibe 9 Ventures was to have annual target quotas, including minimum sales requirements of $2,125,000 during year 1, increasing by 66% in year 2, and by an additional 60% in year 3. We did not receive any consideration from Vibe 9 Ventures in exchange for the distribution rights granted. This agreement was terminated on September 26, 2017. During the duration of the agreement, Vibe 9 Ventures paid a total of $450,000 (which is included in our gross revenue for the year ended October 31, 2017) for and received 3,000 units.

From October 6, 2015 (date of inception) to the year ended October 31, 2016, we had not generated any revenues and realized a net loss of $362,941. For the year ended October 31, 2017 we had recorded revenue of $497,804, gross profit of $52,375, and an accumulated deficit of $940,057. For the year ended October 31, 2018, we had realized revenues of $139,517 and an accumulated deficit of $2,190,198. For the year ended October 31, 2019 we realized revenues of $nil and an accumulated deficit of $2,433,593. For the year ended October 31, 2020 we realized revenues of $nil and an accumulated deficit of $4,066,053. Our exclusive global license agreement with Interactive Holdings initially limited our gross margin from wholesale sales to 10% of product cost, however it was revised as a non-exclusive agreement where no such cap exists. There was no contractual cap on our gross margin from direct sales. On October 31, 2020, we had total assets of $1,794,559 (October 31, 2019: $3,383,175) which included current assets of $Nil (October 31, 2019: $32). Over the next 12 months, we intend to focus our pursuits towards business and actions and initiatives, alliances and partnerships that can progress the development of timber, water or agricultural resources on our land lease property that can in future provide further lifestyle enhancement products to be sold and marketed as part of our overall offering.

On November 1, 2016 we entered into a Loan Agreement with Best Uni Peak Services Inc. pursuant to which we obtained an interest-bearing revolving loan facility of up to $150,000. The loan, due on or before October 31, 2018, is unsecured and with interest of 2% per month, calculated based on the amount of principal outstanding at the end of each month, due on repayment. If the total principal outstanding and accrued interest is not paid at maturity, we were required to make a Default Payment consisting of 4.49% of the total of issued and outstanding shares of our Company at that date.

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

As at the date of October 31, 2020, the amounts currently due and payable to the Lender are $157,322 (Principal), and $100,389 (Interest), respectively, with an available credit line of $92,678.

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

During the Fiscal year 2019, the Company and its wholly-owned subsidiary, Xplosion (Oregon) Corporation, entered into a sublease agreement with Good Life Holdings Corporation wherein the buyer of the sublease will sublease 62.94 acres of Oregon’s leased land for the remainder of the lease term in return for consideration, equal to full payment of the sublease already previously paid by the Company to the land owner, such total payment in the amount of USD 1,621,720 (CAD 2,169,967). Subsequent to year end Fiscal 2019, and during the period of Q1 of Fiscal 2020, payment has been made in full by the buyer to the Company, comprised of cash of $30,455 (CAD 40,000), and 21,299,670 shares of the buyer each share valued at CAD 0.10 per share. On January 31, 2020 the Company distributed all 21,299,670 shares of Good Life Holdings Corporation, valued at $1,621,720, received as part consideration of the sale of the sublease prorate to its shareholders by way of dividend.

Our offices are currently located at Suite 3882 – 304 South Jones Boulevard, Las Vegas, NV 89107, and our telephone number is 1-844-888-6364. Our fiscal year end is October 31. Our corporate resident agent in Nevada is GKL Registered Agents/Filings, Inc. located at 3064 Silver Sage Drive, Suite 150, Carson City, NV 89701 (Telephone: (775) 841-0644, Facsimile (775) 841-2065.

Products and Services

CURRENT FOCUS AND MOVING FORWARD

The Company now intends over the next 12 months to focus efforts primarily towards the utilization of the, Water rights at the site that it has exclusively obtained through the 25-year land lease it holds in its subsidiary. It intends to make effort to benefit from the potential for the Company to develop these resources by pursuing a number of business initiatives and opportunities focused around its key goals and objectives of providing unique and innovative lifestyle enhancement products, solutions and ancillary goods to the Millennial and progressive Generation X and Y marketplace.

Since the start of Q2 2020, the outbreak of the novel strain of coronavirus, specifically identified as “COVID-19”, has continued to result in governments worldwide enacting emergency measures to combat the spread of the virus. These measures, which include the implementation of travel bans, self-imposed quarantine periods and social distancing, have caused material disruption to businesses globally resulting in an economic slowdown that existed throughout the year ended October 31, 2020, and still continue subsequent to such year-end and thereby still remaining highly impactful. Global equity markets have experienced significant volatility and weakness. Governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize economic conditions. The duration and impact of the COVID-19 outbreak is unknown at this time, as is the efficacy of the government and central bank interventions. It is not possible to reliably estimate the length and severity of these developments and the impact on the financial results and condition of the Company and its operations in future periods.

With that said, the Company still remains intent on moving forward with its current and existing business plans at such time that it becomes socially and economically and environmentally healthy and responsible to do so.

WATER RIGHTS

‘Sustainability and stewardship are opportunities as well as challenges’

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

Our Planned Product Offering

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

During the Fiscal year 2019, the Company and its wholly-owned subsidiary, Xplosion (Oregon) Corporation, entered into a sublease agreement with Good Life Holdings Corporation wherein the buyer of the sublease will sublease 62.94 acres of Oregon’s leased land for the remainder of the lease term in return for consideration, equal to full payment of the sublease already previously paid by the Company to the land owner, such total payment in the amount of USD 1,621,720 (CAD 2,169,967). Subsequent to year end Fiscal 2019, and during the period of Q1 of Fiscal 2020, payment was made in full by the buyer to the Company, comprised of cash of $30,455 (CAD 40,000), and 21,299,670 shares of the buyer each share valued at CAD 0.10 per share, based on the further understanding that such shares issued to the Company then be immediately and irrevocably distributed and issued prorata as a dividend to the shareholders of the Company.

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

Second, we retain ownership of the land. We use the Timber asset to generate cash flow and some of its renewable fair market value will be removed at some future date, but the land is still in our portfolio and capable of generating future income from timber sales, land sales and other means.

Determination will be made as to the valuation we received for the property Timber Rights and if a large part of the timberland’s value resides in its Higher-and-Better-Use quality, a clear-cut or a severe dimensional cut that would eliminate the property’s HBU appeal would not be considered. A lighter harvest can preserve much of the HBU value.

Third, we can of course tweak the amount and type of cutting sold to meet our specific needs and requirements.

Fourth, the risk of the property’s timber value eroding further is shifted to the buyer during the term period of the sale.

Employees

Currently, we do not have any employees other than our sole director and officer. Although we do not expect any vastly material changes in the number of employees over the next 12-month period, we intend that we will continue to outsource contract employment as needed during the period in the roll-out of our bottled water business and envision possible at site employee additions during Q4 2021, or Q1 2022.

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

We incurred a net loss of $10,740 for the year ended October 31, 2020 as compared to a loss of $243,395 for the year ended to October 31, 2019. As at October 31, 2020 we had cash on hand of $Nil. To satisfy our financial requirements during the 12-month period beginning November 1, 2020, we intend to rely initially on funding available to us from shareholders of our Company. We are in the development stage and have yet to attain profitable operations and in their report on our financial statements for the year ended October 31, 2020, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors.

If we are unable to obtain financing in the amounts and on terms and dates acceptable to us, we may not be able to execute our business plan, and so may be forced to modify, scale back or cease operations, and you could lose your entire investment.

We require approximately $500,000 to carry out our planned business activities over the next 12 months and had approximately $Nil in cash on hand as of October 31, 2020. To satisfy our financial requirements during the 12-month period beginning November 1, 2020 we intend to rely initially on the proceeds of sales of equity or the acquisition of third-party loans or on any revenues, if any. We do not currently have any arrangements for additional financing. We will have to raise additional funds for the development of our business and the marketing of our products. Such additional funds may be raised through the sale of additional stock, stockholder and director advances and/or commercial borrowing. There can be no assurance that a financing will continue to be available if necessary, to meet these continuing development costs or, if the financing is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us will result in a significant dilution in the equity interests of our stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may not be able to execute our business plan, and so may be forced to modify, scale back or cease our operations, and you could lose your entire investment. In the event we are unable to secure additional capital, based upon our current cash position, and without considering potential revenues from the sale of our products, we estimate that we will be able to sustain nominal operations for a period of 12 months from the date of this filing.

Risks Associated with Our Business

We as yet cannot define the overall impact of the Global Pandemic.

Since the start of Q2 2020, the outbreak of the novel strain of coronavirus, specifically identified as “COVID-19”, has continued to result in governments worldwide enacting emergency measures to combat the spread of the virus. These measures, which include the implementation of travel bans, self-imposed quarantine periods and social distancing, have caused material disruption to businesses globally resulting in an economic slowdown that existed throughout the year ended October 31, 2020, and still continue subsequent to such year-end and thereby still remaining highly impactful. Global equity markets have experienced significant volatility and weakness. Governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize economic conditions. The duration and impact of the COVID-19 outbreak is unknown at this time, as is the efficacy of the government and central bank interventions. It is not possible to reliably estimate the length and severity of these developments and the impact on the financial results and condition of the Company and its operations in future periods.

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

We paid management fees of $5,765 and accrued $42,236 during the year ended October 31, 2018 to our former CEO, Mr. Galan for his services to the Company. We paid $2,000 of management fees during the year ended October 31, 2020. We intend to compensate our new CEO, Mr. Gregorio, when we generate revenues. However, there is no guarantee that we will be able to generate revenues or that Mr. Gregorio will continue to serve our Company until it generates revenues. If Mr. Gregorio chooses to leave the Company, our plan of operations will be materially delayed.

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

There is currently no active trading market for our common stock and such a market may not develop or be sustained. Although a market maker has now filed a Form 15c-211 to allow the market maker to make a market in shares of our common stock, we are not yet assured of any such approval. We cannot provide our investors with any assurance that our common stock will be traded on the OTCQB, or, if traded, that a public market will materialize. Further, the OTCQB is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If our common stock is not quoted on the OTCQB or if a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of development stage companies, which may adversely affect the market price of our common stock in a material manner.

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

ITEM 2. PROPERTIES

We do not currently own any real property. Our corporate office is located at Suite 3882 – 304 South Jones Boulevard, Las Vegas, NV 89107. We have a twenty-five year, fully paid, lease on 588 acres in Jackson County, Oregon, held by our 100% wholly-owned subsidiary, Xplosion (Oregon) Corporation.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is currently no active trading market for our common stock and such a market may not develop or be sustained. Although a market maker has now filed a Form 15c-211 to allow the market maker to make a market in shares of our common stock, we are not yet assured of any such approval. We cannot provide our investors with any assurance that our common stock will be traded on the OTCQB, or, if traded, that a public market will materialize. Further, the OTCQB is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If our common stock is not quoted on the OTCQB or if a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of development stage companies, which may adversely affect the market price of our common stock in a material manner.

The Company utilizes National Issuer Services Ltd. to act as our registrar and transfer agent for our common shares. As of January 28, 2021, we had approximately 59 stockholders of record of our common stock. As of such date 60,848,398 shares of our common stock were issued and outstanding.

Dividend Policy

The payment of cash dividends by us is within the discretion of our board of directors and depends in part upon our earnings levels, capital requirements, financial condition, any restrictive loan covenants, and other factors our board considers relevant. During the Fiscal year 2019, the Company and its wholly-owned subsidiary, Xplosion (Oregon) Corporation, entered into a sublease agreement with Good Life Holdings Corporation wherein the buyer of the sublease will sublease 62.94 acres of Oregon’s leased land for the remainder of the lease term in return for consideration, equal to full payment of the sublease already previously paid by the Company to the landowner, such total payment in the amount of USD 1,621,720 (CAD 2,169,967). During Q1 2020, payment was made in full by the buyer to the Company, comprised of cash of $30,455 (CAD $40,000), and 21,299,670 shares of the buyer each share valued at CAD $0.10 per share. On January 31, 2020, the Company distributed all 21,299,670 shares of Good Life Holdings Corporation, valued at $1,621,720, received as part consideration of the sale of the sublease prorated to its shareholders by way of a dividend payment. As at the date of this filing the Company has no further intent or plans to pay any further such dividends. We intend to retain earnings, if any, to finance our operations and expansion.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended October 31, 2020 and October 31, 2019 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 29 of this annual report.

Critical Accounting Policies and Estimates

Revenue Recognition

During Fiscal 2019, the Company acquired full ownership of all products under its Global Distribution Agreement directly from the technology holder and in turn re-sold the products through by wholesale through sub-distributors and also directly to end users via e-commerce. The Company determined that it is the primary obligator as it i) is responsible for fulfillment; ii) assumes full inventory risk; iii) has no right of return of unsold product; iv) has the sole right to establish selling prices; v) has physical loss inventory risk and vi) has credit risk. The Company recognizes revenue, at the gross amount invoiced, when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when the following criteria are met persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, price is fixed and determinable, and collectability is reasonably assured.

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

At present, our cash requirements for the next 12 months (beginning November 1, 2020) outweigh the funds available to maintain or develop our business. Of the $500,000 that we require for the next 12 months, we had $Nil in cash as of October 31, 2020 and a working capital deficiency of $368,536 as at October 31, 2020. In order to improve our liquidity, we plan pursue additional equity or debt financing from private investors. We do not currently have any definitive arrangements in place for the completion of any further private placement financings or additional debt or loan facilities and there is no assurance that we will be successful in completing any further such financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us. If we are unable to raise any capital whatsoever via equity placements, or loan agreements, it may make it impossible for us to execute on our business plans.

Results of Operations

We will require funds to increase and diversify our business. We will continue to rely on funds raised through the sale of our common stock or other third-party debt facilities available to us. As of October 31, 2020, we were in need of equity or debt financing in order to expand operations and execute our business plans. We cannot assure that we will raise the required funds.

We had a net loss for the year ended October 31, 2020, of approximately $11,000, as compared to a net loss for the year ended October 31, 2019, of approximately $243,000. The decreased loss for the year ended October 31, 2020, is due to gain on sale of leasehold of $157,000 and gain on settlement of debt of $42,000.

Liquidity and Capital Resources

During the fiscal year ended October 31, 2020, we used cash of approximately $44,000 for operating activities; there was receipt of approximately $30,000 for investing activities and financing activities provided cash of approximately $13,000. During the year ended October 31, 2019, used cash of approximately $37,000 and financing activities provided approximately $37,000.

We are presently generating no revenues, we still have ongoing losses, and we do not have enough cash to satisfy our cash requirements. In their report on our audited consolidated financial statements for the fiscal year ended October 31, 2020, as for the previous year, our independent registered accountants stated that conditions exist that raise substantial doubt as to our ability to continue as a going concern.

We had a working capital deficiency as at October 31, 2020, of approximately $369,000, as compared to working capital deficiency of approximately $325,000 at October 31, 2019. On October 31, 2020, we had an accumulated deficit of approximately $4,066,000 and total stockholders’ equity of approximately $1,426,000, as compared to an accumulated deficit of approximately $2,434,000 and total stockholders’ equity of approximately $3,058,000 at October 31, 2019.

Based on our current level of expenditures, we estimate that cash of approximately $125,000 per quarter will be required to fund operations through October 31, 2021. Actual expenditures will depend both on the level of expenditures and the availability of funds.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Xplosion Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Xplosion Incorporated (the Company) as of October 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended October 31, 2020 and 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2020 and 2019, and the results of its operations and its cash flows for the years end October 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Haynie & Company Haynie & Company Salt Lake City, UT January 27, 2021
We have served as the Company’s auditor since 2020.

XPLOSION INCORPORATED

Consolidated Balance Sheets

October 31, 2020 and 2019

	2020	2019
Assets

Current assets:
Cash	$-	$32

Total current assets	-	32

Long-term lease, net	1,794,559	3,383,143

Total assets	$1,794,559	$3,383,175

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$26,084	$26,965
Accrued expenses	185,130	111,315
Accrued remuneration	-	42,236
Loan payable - current portion	157,322	-
Total current liabilities	368,536	180,516

Long-term liabilities
Loan payable	-	144,176
Total liabilities	368,536	324,692

Stockholders’ Equity
Preferred stock:
$0.001 par value, authorized 100,000,000 shares, issued and outstanding nil shares	-	-
Common Stock:
$0.001 par value, authorized 300,000,000 shares, issued and outstanding 60,848,398 shares (2019 - 60,848,398)	60,849	60,849
Additional paid-in capital	5,431,227	5,431,227
Accumulated deficit	(4,066,053)	(2,433,593)
Total stockholders’ equity	1,426,023	3,058,483
Total liabilities and stockholders’ equity	$1,794,559	$3,383,175

See accompanying notes to consolidated financial statements

XPLOSION INCORPORATED

Consolidated Statements of Operations

For the years ended October 31, 2020 and 2019

(unaudited)

	2020	2019

Revenue:	$-	$-

Expenses:
Amortization	93,759	140,964
General and administrative	48,893	41,389
Marketing	-	30,000
	142,652	212,353

Loss from operations	(142,652)	(212,353)

Other income and (expense):
Interest expense	(67,674)	(31,042)
Gain on sale of leasehold	157,350	-
Gain on settlement of amount owing	42,236	-
	131,912	(31,042)

Net Loss	$(10,740)	$(243,395)

Net loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	60,848,398	60,841,234

See accompanying notes to consolidated financial statements

XPLOSION INCORPORATED

Consolidated Statements of Stockholders’ Equity

For the years ended October 31, 2020 and 2019

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity

Balance October 31, 2018	58,233,705	$58,234	$4,387,964	$(2,190,198)	$2,256,000

Net Loss				(243,395)	(243,395)
Shares issued for loan default	2,614,693	2,615	1,043,263		1,045,878

Balance October 31, 2019	60,848,398	60,849	5,431,227	(2,433,593)	3,058,483

Net Loss				(10,740)	(10,740)
Dividends paid				(1,621,720)	(1,621,720)

Balance October 31, 2020	60,848,398	$60,849	$5,431,227	$(4,066,053)	$1,426,023

See accompanying notes to consolidated financial statements

XPLOSION INCORPORATED

Consolidated Statements of Cash Flows

For the years ended October 31, 2020 and 2019

	2020	2019

Cash provided by (used in) operating activities:

Operating activities:
Net loss	$(10,740)	$(243,395)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of long-term lease	93,759	140,964
Gain on sale of leasehold interest	(157,350)	-
Gain on settlement of accrued remuneration	(42,236)	-
Changes in assets and liabilities
Accounts payable and accrued expenses	72,934	65,723

Net cash (used) in operating activities	(43,633)	(36,708)

Cash provided by investing activities:
Proceeds from sale of leasehold interest	30,455	-

Net cash provided by investing activities	30,455	-

Cash provided by financing activities:
Proceeds from loan payable	13,146	36,540

Net cash provided by financing activities	13,146	36,540

(Decrease) in cash during the period	(32)	(168)
Cash at beginning of the period	32	200

Cash at end of the period	$-	$32

Supplementary Information:

Cash paid for:
Interest paid	$-	$-
Income taxes	$-	$-

Non-cash transactions:
Shares issued for settlement of accrued interest	$-	$1,045,878
Shares of Good Life Holdings Corporation received for sale of leasehold interest	$1,621,720	$-
Shares of Good Life Holdings Corporation distributed to shareholders	$1,621,720	$-

See accompanying notes to consolidated financial statements.

XPLOSION INCORPORATED

NOTES TO FINANCIAL STATEMENTS

October 31, 2020

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

Going Concern

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At October 31, 2020 and 2019, the Company had $nil and $32 in cash, respectively, and negative working capital of $368,536 as at October 31, 2020 and $180,484 as at October 31, 2019. For the years ended October 31, 2020 and 2019 the Company had net losses of $10,740 and $243,395, respectively. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded assets amounts shown in the accompanying consolidated financial statements is dependent upon continued operations of the Company, which in turn is dependent on the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.

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

Advertising Expenses

Advertising costs are expensed as incurred. During the year ended October 31, 2020 and 2019 the Company incurred no advertising costs.

Income Taxes

Deferred income tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities, operating loss, and tax credit carry-forwards, and are measured using the enacted income tax rates and laws that will be in effect when the differences are expected to be recovered or settled. Realization of certain deferred income tax assets is dependent upon generating sufficient taxable income in the appropriate jurisdiction. The Company records a valuation allowance to reduce deferred income tax assets to amounts that are more likely than not to be realized. The initial recording and any subsequent changes to valuation allowances are based on a number of factors (positive and negative evidence). The Company considers its actual historical results to have a stronger weight than other, more subjective, indicators when considering whether to establish or reduce a valuation allowance.

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

Impairment of Other Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances indicate impairment may have occurred. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributed to the assets or the business to which the assets relate. Impairment losses, if any, are measured as the amount by which the carrying value exceeds the fair value of the assets. During the years ended October 31, 2020 and 2019, respectively, the Company identified no impairment losses related to the Company’s long-lived assets.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the years ended October 31, 2020 and 2019, there are no potentially dilutive securities outstanding. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU2016-02, Leases (Topic 842), requiring entities to a right-of-use asset and a lease liability for virtually all of their leases. This standard is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted. The Company has adopted this standard effective November 1, 2019 and it had no impact on its consolidated financial statements.

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

The Company has adopted this standard effective November 1, 2020 and it will have no material impact on its consolidated financial statements.

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

The balance outstanding as at October 31, 2020 was $157,322 with an available credit line of $92,678.

Note 4. Related Party Transactions

The balance of accrued remuneration in the amount of $42,236 due to its former officer and director was forgiven during the year ended October 31, 2020

Note 5. Share Capital

Preferred Stock

The Company’s authorized capital includes 100,000,000 shares of preferred stock of $0.001 par value. The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

No shares of preferred stock are issued and outstanding as of October 31, 2020.

Common Stock

The Company is authorized to issue 300,000,000 shares of common stock, par value of $0.001.

No shares of the Company were issued during the year ended October 31, 2020.

During the year ended October 31, 2019 the Company issued on, November 1, 2018, 2,614,693 shares of common stock in settlement of accrued interest payable of $1,045,877.

Note 6. Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has had net operating losses of $1,839,804 since inception on October 6, 2015. The Company computes tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. The net operating losses can be carried forward indefinitely.

The components of the net deferred tax assets as at October 31, 2020 and 2019 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	2020	2019
Net Operating Losses	$1,839,804	$1,934,891
Statutory Tax Rate	21%	21%
Effective Tax Rate	-	-
Deferred Tax Asset - NOL	$364,848	$406,327
Deferred Tax Asset – Impairment loss and bad debts	66,500	66,500
Total Deferred Tax Asset	431,348	472,827
Valuation Allowance	(431,348)	(472,827)
Net Deferred Tax Asset	$-	$-

The tax years ended October 31, 2019 and 2020 are open for audit by both federal and state taxing authorities.

Income tax benefit resulting from applying statutory rates in jurisdictions in which we are taxed differs from the income tax provision

	2020	2019
Benefit at federal and statutory rate	(21%)	(21%)
Change in valuation allowance	21%	21%
Effective tax rate	0%	0%

Note 8. Subsequent Events

Management has evaluated subsequent events up to the date of filing. There are no subsequent events to report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive and financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of October 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of October 31, 2020, our disclosure controls and procedures were not effective.

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

Based on our evaluation and the material weaknesses described below, management concluded that we did not maintain effective internal control over financial reporting as of October 31, 2020. This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Because we are a smaller reporting company, management’s report was not subject to attestation by our registered public accounting firm.

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended October 31, 2020, certain significant deficiencies in internal control became evident to management that, in the aggregate, represent material weaknesses, including:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended October 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Age	Position Held with our Company	Date First Elected or Appointed

Eugenio Gregorio	58	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	May 1, 2018

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

28

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, for each of our last three completed fiscal years, the dollar value of all cash and noncash compensation earned by any person who was our principal executive officer during the preceding fiscal year and each of our three most highly compensated executive officers earning more than $100,000 during the fiscal years ended October 31, 2020, 2019 and 2018 and up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended October 31, 2020, 2019 and 2018, (together, the “Named Executive Officers”):

Name and Principal Position	Year Ended Oct. 31	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation	Change in Pension Value and Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Nicholas Galan	2020	--	--	--	--	--	--	--	--
Former President & Chief	2019	--	--	--	--	--	--	-	-
Executive Officer & Chief	2018	--	--	--	--	--	--	48,000	48,000
Financial Officer & Treasurer and Director

Eugenio Gregorio	2020	--	--	--	--	--	--	2,000	--
Current President & Chief Executive Officer & Chief	2019	--	--	--	--	--	--	--	--
Financial Officer & Treasurer and Director	2018	--	--	--	--	--	--	--	--

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

Outstanding Equity Awards at 2020 Year-End

None of our Named Executive Officers has any outstanding equity awards as of October 31, 2020.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of January 28, 2021, with respect to the beneficial ownership of our outstanding common stock by: (i) any holder of more than 5%; (ii) each of the Named Executive Officers, directors, and director nominees; and (iii) our directors, director nominees, and Named Executive Officers as a group, based on 60,848,398 shares of common stock outstanding as of January 28, 2021. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned:

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

_________

(1)

Based on 60,848,398 shares of common stock issued and outstanding as of January 28, 2021. Except as otherwise indicated, we believe that the beneficial owners of the common shares listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended October 31, 2020, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

Advances due to Stockholders

During the year ended October 31, 2018 the Company accrued fees of $48,000 and paid $5,765 to its former officer and director. During the year ended October 31, 2020, this previously accrued amount of $42,000 was entirely forgiven by the prior CEO. The balance outstanding as at October 31, 2020 is $Nil.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed or accrued by our independent registered accountants during the fiscal years ended October 31, 2020 and 2019:

	October 31, 2020	October 31, 2019

Audit Fees	$21,250	$27,000

Audit Related Fees	--	--

Tax Fees	--	--

All Other Fees	--	--
Total Fees	$21,250	$27,000

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

All other fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in Fiscal 2020.

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

XPLOSION INCORPORATED

Dated: January 28, 2021	By:	/s/ EUGENIO GREGORIO /s/
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

Dated: January 28, 2021	/s/ EUGENIO GREGORIO /s/
Eugenio Gregorio President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

