Form 10-Q
period 2021-01-31
XPLOSION Inc
filed 2021-03-12
CIK 1694688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 12, 2021, the issuer had one class of common stock, with a par value of $0.001, of which 60,848,398 shares were issued and outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XPLOSION INCORPORATED

Condensed Consolidated Balance Sheets
January 31, 2021 and October 31, 2020
(unaudited)
	January 31	October 31
	2021	2020
Assets

Current assets:
Cash	$8,961	$-

Total current assets	8,961	-

Long-term lease, net	1,775,052	1,794,559

Total assets	$1,784,013	$1,794,559

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$23,167	$26,084
Accrued expenses	202,860	185,130
Accrued remuneration	-	-
Loan payable - current portion	158,166	157,322
Total current liabilities	384,193	368,536

Loan	-	-
Total liabilities	384,193	368,536

Stockholders' Equity
Preferred stock:
$0.001 par value, authorized 100,000,000 shares,
issued and outstanding nil shares	-	-
Common Stock:
$0.001 par value, authorized 300,000,000 shares,
issued and outstanding 60,848,398 shares (2019 - 60,848,398)	60,849	60,849
Additional paid-in capital	5,431,227	5,431,227
Accumulated deficit	(4,092,256)	(4,066,053)
Total stockholders' equity	1,399,820	1,426,023
Total liabilities and stockholders' equity	$1,784,013	$1,794,559

See accompanying notes to condensed consolidated financial statements

XPLOSION INCORPORATED

Condensed Consolidated Statements of Operations
For the three months ended January 31, 2021 and 2020
(unaudited)

	2021	2020

Revenue	$-	$-

Cost of Revenue	-	-

Gross Profit (Loss)	-	-

Expenses
Amortization	19,506	35,241
General and administrative	13,903	227

Total operating expenses	33,409	35,468

Loss from operations	(33,409)	(35,468)

Other income and (expense)
Interest expense	(17,730)	(16,252)
Other income	24,936	-
Gain on sale of leasehold interest	-	157,350
	7,206	141,098

Net Income (Loss)	$(26,203)	$105,630

Net income (loss) per share	$(0.000)	$0.002

Weighted average number of shares outstanding	60,848,398	60,848,398

See accompanying notes to condensed consolidated financial statements

XPLOSION INCORPORATED

Condensed Consolidated Statements of Stockholders' Equity
For the three months ended January 31, 2021 and 2020
(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Number of Shares	Amount	Capital	Deficit	Equity

Balance October 31, 2019	60,848,398	$58,234	$4,387,964	$(2,433,593)	$3,058,483

Net Income				105,630	105,630

Dividends paid				(1,621,720)	(1,621,720)

Balance January 31, 2020	60,848,398	$58,234	$4,387,964	$(3,949,683)	$1,542,393

Balance October 31, 2020	60,848,398	$60,849	$5,431,227	$(4,066,053)	$1,426,023

Net Income				(26,203)	(26,203)

Balance January 31, 2021	60,848,398	$60,849	$5,431,227	$(4,092,256)	$1,399,820

See accompanying notes to condensed consolidated financial statements

XPLOSION INCORPORATED

Condensed Consolidated Statements of Cash Flows
For the three months ended January 31, 2021 and 2020
(unaudited)

	2021	2020
Cash provided by (used in) operating activities:

Operating activities:
Net income (loss) for the period	$(26,203)	$105,630

Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization of long-term lease	19,506	35,241
Gain on sale of leasehold interest	-	(157,350)

Changes in assets and liabilities
Accounts payable and accrued expenses	14,814	6,759

Net cash from (used in) operating activities	8,117	(9,720)

Cash provided by investing activities:
Proceeds from sale of leasehold interest	-	30,455

Net cash provided by investing activities	-	30,455

Cash provided by financing activities:
Proceeds from loan payable	844	860

Net cash provided by financing activities	844	860

Increase (decrease) in cash during the period	8,961	21,595
Cash at beginning of the period	-	32

Cash at end of the period	$8,961	$21,627

Supplementary Information:

Cash paid for:
Interest paid	$-	$-
Income taxes	$-	$-

Non-cash transactions:
Shares of Good Life Holdings Corporation
received for sale of leasehold interest	$-	$1,621,720
Shares of Good Life Holdings Corporation
dividended to shareholders	$-	$1,621,720

See accompanying notes to condensed consolidated financial statements.

XPLOSION INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2021

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization

Xplosion Incorporated (the “Company”) was incorporated under the laws of the State of Nevada on October 6, 2015.

During the year ended October 31, 2020, the Company continued evolving the business of marketing and distribution of innovative lifestyle and enhancement products that can be created via the land that the Company has acquired and whereby it holds the timber, water and agriculture rights that will allow the Company to pursue the business of lifestyle enhancement products, solutions and ancillary and goods and services.

Interim Period Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the Securities and Exchange Commission’s instructions. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for such interim period. The results reported in these interim financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. Certain information and note disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited interim condensed financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended October 31, 2020, filed January 28, 2021.

Going Concern

The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At January 31, 2021 and October 31, 2020, the Company had $8,961 and $nil in cash, respectively, and negative working capital of $375,232 as at January 31, 2021 and $368,536 as at October 31, 2020. For the three months ended January 31, 2021 the Company had a net loss of $26,203 and for the three months ended January 31, 2020 net income of $105,630, after taking into account the non-cash gain on sale of a leasehold interest in the amount of $157,350. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded assets amounts shown in the accompanying condensed consolidated financial statements is dependent upon continued operations of the Company, which in turn is dependent on the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.

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

Advertising Expenses

Advertising costs are expensed as incurred. During the three months ended January 31, 2021 and 2020 the Company incurred no advertising costs.

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

Impairment of Other Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances indicate impairment may have occurred. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributed to the assets or the business to which the assets relate. Impairment losses, if any, are measured as the amount by which the carrying value exceeds the fair value of the assets. During the three months ended January 31, 2021 and 2020, respectively, the Company identified no impairment losses related to the Company’s long-lived assets.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the three months ended January 31, 2021, there are no potentially dilutive securities outstanding. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

The Company has adopted this standard effective January 1, 2020 and it will have no material impact on its consolidated financial statements.

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

The balance outstanding as at January 31, 2021 was $158,166 with an available credit line of $91,834.

Note 4. Share Capital

Preferred Stock

The Company’s authorized capital includes 100,000,000 shares of preferred stock of $0.001 par value. The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

No shares of preferred stock are issued and outstanding as of January 31, 2021.

Common Stock

The Company is authorized to issue 300,000,000 shares of common stock, par value of $0.001.

No shares of the Company were issued during the three months ended January 31, 2021and 2020.

Note 5. Subsequent Events

Management has evaluated subsequent events up to the date of filing. There are no subsequent events to report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited financial statements for the three months ended January 31, 2021 and 2020, and our annual report for the year ended October 31, 2020, including the financial statements and notes thereto.

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

In September 2018, the Company was able to locate and successfully negotiate with a private landowner agreement to secure a 25 year long-term land lease on his 588-acre property in Jackson County, Oregon. Xplosion (Oregon) Corporation, our wholly owned subsidiary was then set-up to most effectively manage this opportunity. The site lease provides to the Company Timber, Water and Agricultural rights giving the Company the potential to develop and pursue a number of business initiatives focused around its key goals and objectives of providing unique and innovative lifestyle enhancement products, solutions and ancillary goods to the Millennial and progressive Generation X and Y marketplace (continuing forth with the core business directives that Xplosion has always had since its date of inception).

As it pertains to the rights held under its 25 year prepaid lease the Company has with the landowner, effective the 24th day of May 2019, the Company entered into a further agreement with an unrelated third party company, Good Life Holdings Corporation, whereby the Company subleased the entirety of its rights to the 62.94 acre portion of the 588 acre property site that is deemed and classified as irrigable.

During the Q1 Fiscal 2020 period, the Company successfully closed this sub lease transaction covering the 62.94 acre irrigable portion of the property upon receipt by the Company of the full value payment amount equal to $2,199,670 CAD. As was mutually agreed, the settlement was made by way of $40,000 CAD in cash and 21,299,670 shares of the Buyer. On January 31, 2020, the 21,299,670 shares received from Good Life Holdings Corporation were distributed prorata as a dividend payment to the Company’s shareholders.

During Fiscal 2020 the Company and its wholly-owned subsidiary continued to develop and define business planning towards the establishment of a mineral grade bottled water production and distribution facility at the Jackson County property site.  The Company further sought to investigate any and all potential opportunities to further exploit the timber and overall land resources on the site and to effectively utilize the resources held under the long-term land lease.

During the Q1 period end dated January 31, 2021, as it did throughout the prior Fiscal 2020 year period, the Company continued to remain focused on pursuing a diversity of plans for the property site, as it seeks out appropriate opportunities, strategic alliances, affiliations or any variety of working relationships to take best advantage of the property and resources.

Throughout most of the year 2020 and now continuing forward into 2021, the outbreak of the novel strain of coronavirus, specifically identified as “COVID-19”, has continued to be particularly problematic and widespread throughout the United States and resulted in enacting emergency measures to combat the spread of the virus including closures and minimization of many businesses and services and total stay at home orders. These measures, which include the implementation of self-imposed quarantine periods and social distancing, have caused material disruption to businesses resulting in an economic slowdown. The Government reacted with significant monetary and fiscal interventions designed to stabilize economic conditions. The duration and impact of the COVID-19 outbreak is unknown at this time, as is the efficacy of the Government interventions. As yet it is still not possible to reliably estimate the length and severity of these developments and the overall impact on the financial results and condition of the Company and its operations in future periods, but during this on-going external pandemic the Company moves forward to effectively execute its business plan such that when this crisis is controlled the Company will be properly positioned to move ahead as expeditiously as possible.

Results of Operations

Comparison of the Three Months Ended January 31, 2021

with the Three Months Ended January 31, 2020

We had gross revenue of $nil and $nil for the respective three months ended for each of January 31, 2021 and 2020.

Our general and administrative expenses from continuing operations for the three months ended January 31, 2021 were $13,903, as compared to $227 for the comparable three months ended January 31, 2020. For the three months ended January 31, 2021 there was amortization of the prepaid lease in the amount of $19,506 as compared to $35,241 for the three months ended January 31, 2020.

During the three months ended January 31, 2020 we had a gain on the sale of leasehold interests of $157,350 as compared to $nil for the respective three months ended January 31, 2021.

During the three months ended January 31, 2021 we had other income of $24,936 as compared to $nil for the three months ended January 31, 2020. This resulted from the recovery of amounts written off in previous periods.

Overall, we have a net loss of $26,203 for the three months ended January 31, 2021, as compared to a net income of $105,630 for the  three months ended January 31, 2020.

Liquidity and Capital Resources

As of January 31, 2021, our current assets were $8,961, as compared to $nil at October 31, 2020. As of January 31, 2021, our current liabilities were $384,193, as compared to $368,536 at October 31, 2020.

Operating activities provided net cash of $8,117 for the three months ended January 31, 2021, as compared to the use of $9,720 for the three months ended January 31, 2020.

Investing activities for the three months ended January 31, 2021 provided net cash of $nil as compared to the provision of $30,455 for the three months ended January 31, 2020.

Net cash of $844 was provided by financing activities during the three months ended January 31, 2021, as compared to $860 provided during the comparable three months ended January 31, 2020.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer (our “Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of January 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of January 31, 2021, our disclosure controls and procedures were not effective.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2021, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Registrant

XPLOSION INCORPORATED

Date: March 12, 2021	By:	/s/ EUGENIO GREGORIO
Eugenio Gregorio
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

