Form 10-Q
period 2021-04-30
XPLOSION Inc
filed 2021-06-11
CIK 1694688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 11, 2021, the issuer had one class of common stock, with a par value of $0.001, of which 60,848,398 shares were issued and outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XPLOSION INCORPORATED

Condensed Consolidated Balance Sheets
April 30, 2021 and October 31, 2020
(unaudited)

	April 30	October 31
	2021	2020
Assets

Current assets:
Cash	$8,658	$-

Total current assets	8,658	-

Long-term lease, net	1,755,546	1,794,559

Total assets	$1,764,204	$1,794,559

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$26,965	$26,084
Accrued expenses	221,205	185,130
Loan payable - current portion	166,111	157,322
Total current liabilities	414,281	368,536

Loan	-	-
Total liabilities	414,281	368,536

Stockholders' Equity
Preferred stock: $0.001 par value, authorized 100,000,000 shares, issued and outstanding nil shares	-	-
Common Stock: $0.001 par value, authorized 300,000,000 shares, issued and outstanding 60,848,398 shares (2020 - 60,848,398)	60,849	60,849
Additional paid-in capital	5,431,227	5,431,227
Accumulated deficit	(4,142,153)	(4,066,053)
Total stockholders' equity	1,349,923	1,426,023
Total liabilities and stockholders' equity	$1,764,204	$1,794,559

See accompanying notes to condensed consolidated financial statements

XPLOSION INCORPORATED

Consolidated Statements of Operations
For the three and six months ended April 30, 2021 and 2020
(unaudited)

	Three months ended April 30		Six months ended April 30
	2021	2020	2021	2020

Revenue	$-	$-	$-	$-

Cost of Revenue	-	-	-	-

Gross Profit	-	-	-	-

Expenses
Amortization	19,506	19,506	39,012	54,747
General and administrative	12,046	28,876	25,949	29,103
Total operating expenses	31,552	48,382	64,961	83,850

Loss from operations	(31,552)	(48,382)	(64,961)	(83,850)

Other income and (expense)
Interest expense	(18,345)	(16,556)	(36,075)	(32,808)
Other income	-	-	24,936	-
Gain on sale of leasehold	-	-	-	157,350
	(18,345)	(16,556)	(11,139)	124,542

Net Income (Loss)	$(49,897)	$(64,938)	$(76,100)	$40,692

Net loss per share	$(0.001)	$(0.001)	$(0.001)	$0.001

Weighted average number of shares outstanding	60,848,398	60,848,398	60,848,398	60,848,398

See accompanying notes to consolidated financial statements

XPLOSION INCORPORATED

Condensed Consolidated Statements of Stockholders' Equity
For the six months ended April 30, 2021 and 2020
(unaudited)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity

Balance October 31, 2019	60,848,398	$58,234	$4,387,964	$(2,433,593)	$3,058,483

Net Income				105,630	105,630
Dividends paid				(1,621,720)	(1,621,720)

Balance January 31, 2020	60,848,398	58,234	4,387,964	(3,949,683)	1,542,393

Net Loss				(64,938)	(64,938)

Balance April 30, 2020	60,848,398	$58,234	$4,387,964	$(4,014,621)	$1,477,455

Balance October 31, 2020	60,848,398	$60,849	$5,431,227	$(4,066,053)	$1,426,023

Net Loss				(26,203)	(26,203)

Balance January 31, 2021	60,848,398	60,849	5,431,227	(4,092,256)	1,399,820

Net Loss				(49,897)	(49,897)

Balance April 30, 2021	60,848,398	$60,849	$5,431,227	$(4,142,153)	$1,349,923

See accompanying notes to condensed consolidated financial statements

XPLOSION INCORPORATED

Condensed Consolidated Statements of Cash Flows
For the six months ended April 30, 2021 and 2020
(unaudited)

	2021	2020

Cash provided by (used in) operating activities:

Operating activities:
Net income (loss) for the period	$(76,100)	$40,692

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of long-term lease	39,012	54,747
Gain on sale of leasehold interest	-	(157,350)

Changes in assets and liabilities
Accounts payable and accrued expenses	36,956	24,389

Net cash from (used in) operating activities	(132)	(37,522)

Cash provided by investing activities:
Proceeds from sale of leasehold interest	-	30,455

Net cash provided by investing activities	-	30,455

Cash provided by financing activities:
Proceeds from loan payable	8,790	7,047

Net cash provided by financing activities	8,790	7,047

Increase (decrease) in cash during the period	8,658	(20)
Cash at beginning of the period	-	32

Cash at end of the period	$8,658	$12

Supplementary Information:

Cash paid for:
Interest paid	$-	$-
Income taxes	$-	$-

Non-cash transactions:
Shares of Good Life Holdings Corporation received for sale of leasehold interest	$-	$1,621,720
Shares of Good Life Holdings Corporation dividended to shareholders	$-	$1,621,720

See accompanying notes to condensed consolidated financial statements.

XPLOSION INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2021

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

Going Concern

The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At April 30, 2021 and October 31, 2020, the Company had $8,658 and $nil in cash, respectively, and negative working capital of $405,623 as at April 30, 2021 and $368,536 as at October 31, 2020. For the six months ended April 30, 2021 the Company had a net loss of $76,100 and for the six months ended April 30, 2020 net income of $40,692, after taking into account the non-cash gain on sale of a leasehold interest in the amount of $157,350. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded assets amounts shown in the accompanying condensed consolidated financial statements is dependent upon continued operations of the Company, which in turn is dependent on the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.

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

Advertising Expenses

Advertising costs are expensed as incurred. During the six months ended April 30, 2021 and 2020 the Company incurred no advertising costs.

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

Long-term Lease

The long-term lease is being amortized on a striaght-line basis over the twenty-five year term of the lease in the amount of approxmately $78,000 per year.

Impairment of Other Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances indicate impairment may have occurred. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributed to the assets or the business to which the assets relate. Impairment losses, if any, are measured as the amount by which the carrying value exceeds the fair value of the assets. During the six months ended April 30, 2021 and 2020, respectively, the Company identified no impairment losses related to the Company’s long-lived assets.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the six months ended April 30, 2021, there are no potentially dilutive securities outstanding. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

In August 2020, FASB issued Accounting Standards Update No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. This ASU is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update permits the use of either the modified retrospective or fully retrospective method of transition. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

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

The balance outstanding as at April 30, 2021 was $166,111 with an available credit line of $83,889.

Note 4. Share Capital

Preferred Stock

The Company’s authorized capital includes 100,000,000 shares of preferred stock of $0.001 par value. The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

No shares of preferred stock are issued and outstanding as of April 30, 2021.

Common Stock

The Company is authorized to issue 300,000,000 shares of common stock, par value of $0.001.

No shares of the Company were issued during the six months ended April 30, 2021and 2020.

Note 5. Subsequent Events

Management has evaluated subsequent events up to the date of filing. There are no subsequent events to report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited financial statements for the three and six months ended April 30, 2021 and 2020, and our annual report for the year ended October 31, 2020, including the financial statements and notes thereto.

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

During the Q2 period end dated April 30, 2021, as it did throughout the prior Fiscal 2020 year period, the Company continued to remain focused on pursuing a diversity of plans for not only the property site, where it seeks out appropriate opportunities, strategic alliances, affiliations or any variety of working relationships to take best advantage of the property and resources there, but also as it relates to other potential synergistic opportunities as may potentially exist with like minded parties in pursuit of similar lifestyle enhancement or wellness business endeavors. It continues to be the hope of the Company that it will be able to formally execute on business efforts and strategies during the current fiscal year.

Throughout most of the year 2020 and now continuing forward to date in 2021, the outbreak of the novel strain of coronavirus, specifically identified as “COVID-19”, has continued to be particularly problematic and widespread throughout the United States and resulted in enacting emergency measures to combat the spread of the virus including closures and minimization of many businesses and services and total stay at home orders. These measures, which include the implementation of self-imposed quarantine periods and social distancing, have caused material disruption to businesses resulting in an economic slowdown. The Government reacted with significant monetary and fiscal interventions designed to stabilize economic conditions. The duration and impact of the COVID-19 outbreak is unknown at this time, as is the efficacy of the Government interventions. As yet it is still not possible to reliably estimate the length and severity of these developments and the overall impact on the financial results and condition of the Company and its operations in future periods, but during this on-going external pandemic the Company moves forward to effectively execute its business plan such that when this crisis is controlled the Company will be properly positioned to move ahead as expeditiously as possible.

Results of Operations

Comparison of the Three and Six Months Ended April 30, 2021

with the Three and Six Months Ended April 30, 2020

We had gross revenue of $nil and $nil for the respective three and six months ended for each of April 30, 2021 and 2020.

Our general and administrative expenses from continuing operations for the three and six months ended April 30, 2021 were $12,046 and $25,949, respectively, as compared to $28,876 and $29,103, respectively, for the comparable three and six months ended April 30, 2020. For the three and six months ended April 30, 2021 there was amortization of the prepaid lease in the amount of $19,506 and $39,012, respectively, as compared to $19,506 and $54,747, respectively, for the three and six months ended April 30, 2020.

During the six months ended April 30, 2020 we had a gain on the sale of leasehold interests of $157,350 as compared to $nil for the respective six months ended April 30, 2021.

During the six months ended April 30, 2021 we had other income of $24,936 as compared to $nil for the six months ended April 30, 2020. This resulted from the recovery of amounts written off in previous periods.

Overall, we have a net loss of $49,897 and $76,100 for the respective three and six months ended April 30, 2021, as compared to a net loss of $64,938 and net income of $40,692 for the respective three and six months ended April 30, 2020.

Liquidity and Capital Resources

As of April 30, 2021, our current assets were $8,658, as compared to $nil at October 31, 2020. As of April 30, 2021, our current liabilities were $414,281, as compared to $368,536 at October 31, 2020.

Operating activities used net cash of $132 for the six months ended April 30, 2021, as compared to the use of $37,522 for the six months ended April 30, 2020.

Investing activities for the six months ended April 30, 2021 provided net cash of $nil as compared to the provision of $30,455 for the six months ended April 30, 2020.

Net cash of $8,790 was provided by financing activities during the six months ended April 30, 2021, as compared to $7,047 provided during the comparable six months ended April 30, 2020.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer (our “Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of April 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of April 30, 2021, our disclosure controls and procedures were not effective.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2021, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Registrant

XPLOSION INCORPORATED

Date: June 11, 2021	By:	/s/ EUGENIO GREGORIO
Eugenio Gregorio
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

