Form 10-Q
period 2021-07-31
XPLOSION Inc
filed 2021-09-14
CIK 1694688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 333-185909

Xplosion Incorporated
(Exact name of registrant as specified in its charter)

Nevada	30-0942823
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 3882 – 304 S. Jones Blvd
Las Vegas,	89107
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of September 14, 2021, the issuer had one class of common stock, with a par value of $0.001, of which 79,716,861 shares were issued and outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XPLOSION INCORPORATED

Condensed Consolidated Balance Sheets
July 31, 2021 and October 31, 2020
(unaudited)

	July 31	October 31
	2021	2020
Assets

Current assets:
Cash	$4,603	$-

Total current assets	4,603	-

Loan to acquisition target	312,660	-
Long-term lease, net	1,736,040	1,794,559

Total assets	$2,053,303	$1,794,559

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$28,675	$26,084
Accrued expenses	-	185,130
Loan payable - current portion	-	157,322
Total current liabilities	28,675	368,536

Loan	-	-
Total liabilities	28,675	368,536

Stockholders' Equity
Preferred stock: $0.001 par value, authorized 100,000,000 shares, issued and outstanding nil shares	-	-
Common Stock: $0.001 par value, authorized 300,000,000 shares, issued and outstanding 79,716,861 shares (2020 - 60,848,398)	79,718	60,849
Additional paid-in capital	6,118,564	5,431,227
Accumulated deficit	(4,173,654)	(4,066,053)
Total stockholders' equity	2,024,628	1,426,023
Total liabilities and stockholders' equity	$2,053,303	$1,794,559

See accompanying notes to condensed consolidated financial statements

XPLOSION INCORPORATED

Consolidated Statements of Operations
For the three and nine months ended July 31, 2021 and 2020
(unaudited)

	Three months ended July 31		Nine months ended July 31
	2021	2020	2021	2020

Revenue	$-	$-	$-	$-

Cost of Revenue	-	-	-	-

Gross Profit	-	-	-	-

Expenses
Amortization	19,506	19,506	58,518	74,253
General and administrative	5,765	10,415	31,714	39,518
Total operating expenses	25,271	29,921	90,232	113,771

Loss from operations	(25,271)	(29,921)	(90,232)	(113,771)

Other income and (expense)
Interest expense	(6,230)	(17,242)	(42,305)	(50,050)
Other income	-	-	24,936	-
Gain on sale of leasehold	-	-	-	157,350
	(6,230)	(17,242)	(17,369)	107,300

Net Loss	$(31,501)	$(47,163)	$(107,601)	$(6,471)

Net loss per share	$(0.000)	$(0.001)	$(0.002)	$(0.000)

Weighted average number of shares outstanding	69,823,216	60,848,398	63,872,879	60,848,398

See accompanying notes to consolidated financial statements

XPLOSION INCORPORATED

Condensed Consolidated Statements of Stockholders' Equity
For the nine months ended July 31, 2021 and 2020
(unaudited)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity

Balance October 31, 2019	60,848,398	$58,234	$4,387,964	$(2,433,593)	$3,058,483

Net Income				105,630	105,630
Dividends paid				(1,621,720)	(1,621,720)

Balance January 31, 2020	60,848,398	58,234	4,387,964	(3,949,683)	1,542,393

Net Loss				(64,938)	(64,938)

Balance April 30, 2020	60,848,398	58,234	4,387,964	(4,014,621)	1,477,455

Net Loss				(47,163)	(47,163)

Balance July 31, 2020	60,848,398	$58,234	$4,387,964	$(4,061,784)	$1,430,292

Balance October 31, 2020	60,848,398	$60,849	$5,431,227	$(4,066,053)	$1,426,023

Net Loss				(26,203)	(26,203)

Balance January 31, 2021	60,848,398	60,849	5,431,227	(4,092,256)	1,399,820

Net Loss				(49,897)	(49,897)

Balance April 30, 2021	60,848,398	60,849	5,431,227	(4,142,153)	1,349,923

Net Loss				(31,501)	(31,501)
Shares issued for cash	3,126,600	3,127	309,533		312,660
Shares issued for settlement of debt	15,741,863	15,742	377,804		393,546

Balance July 31, 2021	79,716,861	$79,718	$6,118,564	$(4,173,654)	$2,024,628

See accompanying notes to condensed consolidated financial statements

XPLOSION INCORPORATED

Condensed Consolidated Statements of Cash Flows
For the nine months ended July 31, 2021 and 2020
(unaudited)

	2021	2020

Cash provided by (used in) operating activities:

Operating activities:
Net income (loss) for the period	$(107,601)	$(6,471)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of long-term lease	58,518	74,253
Gain on sale of leasehold interest	-	(157,350)

Changes in assets and liabilities
Accounts payable and accrued expenses	44,896	47,810

Net cash from (used in) operating activities	(4,187)	(41,758)

Cash (used) provided by investing activities:
Loan to acquisition target	(312,660)	-
Proceeds from sale of leasehold interest	-	30,455

Net cash (used) provided by investing activities	(312,660)	30,455

Cash provided by financing activities:
Proceeds from issuance of shares	312,660	-
Proceeds from loan payable	8,790	11,271

Net cash provided by financing activities	321,450	11,271

Increase (decrease) in cash during the period	4,603	(32)
Cash at beginning of the period	-	32

Cash at end of the period	$4,603	$-

Supplementary Information:

Cash paid for:
Interest paid	$-	$-
Income taxes	$-	$-

Non-cash transactions:
Shares of Good Life Holdings Corporation received for sale of leasehold interest	$-	$1,621,720
Shares of Good Life Holdings Corporation dividended to shareholders	$-	$1,621,720

See accompanying notes to condensed consolidated financial statements.

XPLOSION INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2021

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

Going Concern

The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At July 31, 2021 and October 31, 2020, the Company had $4,603 and $nil in cash, respectively, and negative working capital of $24,072 as at July 31, 2021 and $368,536 as at October 31, 2020. For the nine months ended July 31, 2021 the Company had a net loss of $107,601 and for the nine months ended July 31, 2020 a net loss of $6,471, after taking into account the non-cash gain on sale of a leasehold interest in the amount of $157,350. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded assets amounts shown in the accompanying condensed consolidated financial statements is dependent upon continued operations of the Company, which in turn is dependent on the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.

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

Advertising Expenses

Advertising costs are expensed as incurred. During the nine months ended July 31, 2021 and 2020 the Company incurred no advertising costs.

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

Impairment of Other Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances indicate impairment may have occurred. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributed to the assets or the business to which the assets relate. Impairment losses, if any, are measured as the amount by which the carrying value exceeds the fair value of the assets. During the nine months ended July 31, 2021 and 2020, respectively, the Company identified no impairment losses related to the Company’s long-lived assets.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities. For the nine months ended July 31, 2021, there are no potentially dilutive securities outstanding. Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Note 3. Revolving Loan Facility

During the nine months ended July 31, 2021 the Company settled all obligations related to the revolving loan facility, including principal outstanding and accrued interest, by the issuance of 12,352,223 shares of common stock with a fair value of $308,806. The revolving loan facility was terminated upon settlement.

Note 4. Acquisition Agreement

On June 21, 2021 the Company entered into an agreement to acquire 100% of the issued and outstanding shares of 1214229 BC Ltd. (“1214229”) in exchange for 105,000,000 shares of common stock of the Company. The Company also agreed to acquire a loan, in the amount of $427,265 (CAD 532,715), owing by 1214229 to its sole shareholder in exchange for 8,634,440 shares of common stock of the Company. The acquisition is to close on October 31, 2021 or such other date as the parties may agree.

1214229 is a British Columbia corporation and owns land and building in Kelowna, B.C., free and clear, where it is currently constructing facilities in which to grow medicinal cannabis. In congruence with on-going construction of the facilities, 1214229 will obtain each of the requisite licenses required from the Government of Canada for cultivation, and sales.

The Company has also agreed to provide financing, on a best-efforts basis to October 31, 2021, of $4,500,000. As of July 31, 2021 $312,660 has been advanced.

The parties also agreed that, subsequent to the closing of the acquisition that the Company would undertake a reverse-split of its common stock of 1 new share for each 2.5 shares and also increase the authorized capital to 500,000,000 common shares.

Note 5. Share Capital

Preferred Stock

The Company’s authorized capital includes 100,000,000 shares of preferred stock of $0.001 par value. The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

No shares of preferred stock are issued and outstanding as of July 31, 2021.

Common Stock

The Company is authorized to issue 300,000,000 shares of common stock, par value of $0.001.

During the nine months ended July 31, 2021 the Company issued the following shares of common stock:

•	3,389,640 shares of common stock to settle outstanding consulting fees and advances in the amount of $84,741.
•	12,352,223 shares of common stock to settle all outstanding advances and accrued interest, in the amount of $308,806, under the revolving loan.
•	3,126,600 shares of common stock for cash proceeds of $312,660.

No shares of the Company were issued during the nine months ended July 31, 2020.

Note 6. Subsequent Events

Management has evaluated subsequent events up to the date of filing. There are no subsequent events to report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited financial statements for the three and nine months ended July 31, 2021 and 2020, and our annual report for the year ended October 31, 2020, including the financial statements and notes thereto.

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

During the Q3 period end dated July 31, 2021, the Company was able to locate and successfully negotiate with a private land and building owner for the acquisition of his company, 1214229 BC Ltd. (“1214229”), which is a British Columbia corporation that owns land and building in Kelowna, B.C., free and clear, where it is currently constructing facilities in which to grow medicinal cannabis. In congruence with on-going construction of the facilities, 1214229 will obtain each of the requisite licenses required from the Government of Canada for cultivation, and sales. The terms of the acquisition will make 1214229 a wholly owned subsidiary of the Company.

On June 21, 2021 the Company entered into an agreement to acquire 100% of the issued and outstanding shares of 1214229 in exchange for 105,000,000 shares of common stock of the Company. The Company also agreed to acquire a loan, in the amount of $427,265 (CAD 532,715), owing by 1214229 to its sole shareholder in exchange for 8,634,440 shares of common stock of the Company. The Company has also agreed to provide financing, on a best-efforts basis to October 31, 2021, of $4,500,000. As of July 31, 2021 $312,660 has been advanced. The acquisition is to close on October 31, 2021 or such other date as the parties may agree.

This acquisition provides to the Company the rights a site with the future capability of becoming a globally recognized producer or medicinal cannabis and other CBD products. This opportunity again continues a consistent history of seeking out business initiatives focused towards the key goals and objectives of the Company to provide unique and innovative lifestyle enhancement products, solutions and ancillary goods to the Millennial and progressive Generation X and Y marketplace (continuing forth with the core business directives that Xplosion has always had since its date of inception).

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

Results of Operations

Comparison of the Three and Nine Months Ended July 31, 2021

with the Three and Nine Months Ended July 31, 2020

We had gross revenue of $nil and $nil for the respective three and nine months ended for each of July 31, 2021 and 2020.

Our general and administrative expenses from continuing operations for the three and nine months ended July 31, 2021 were $5,765 and $31,714, respectively, as compared to $10,415 and $39,518, respectively, for the comparable three and nine months ended July 31, 2020. For the three and nine months ended July 31, 2021 there was amortization of the prepaid lease in the amount of $19,506 and $58,518, respectively, as compared to $19,506 and $74,253, respectively, for the three and nine months ended July 31, 2020.

During the nine months ended July 31, 2020 we had a gain on the sale of leasehold interests of $157,350 as compared to $nil for the respective nine months ended July 31, 2021.

During the nine months ended July 31, 2021 we had other income of $24,936 as compared to $nil for the nine months ended July 31, 2020. This resulted from the recovery of amounts written off in previous periods.

Overall, we have a net loss of $31,501 and $107,601 for the respective three and nine months ended July 31, 2021, as compared to a net loss of $47,163 and $6,471 for the respective three and nine months ended July 31, 2020.

Liquidity and Capital Resources

As of July 31, 2021, our current assets were $4,603, as compared to $nil at October 31, 2020. As of July 31, 2021, our current liabilities were $28,675, as compared to $368,536 at October 31, 2020.

Operating activities used net cash of $4,187 for the nine months ended July 31, 2021, as compared to the use of $41,758 for the nine months ended July 31, 2020.

Investing activities for the nine months ended July 31, 2021 used net cash of $312,660 as compared to the providing of net cash of $30,455 for the nine months ended July 31, 2020.

Net cash of $321,450 was provided by financing activities during the nine months ended July 31, 2021, as compared to $11,271 provided during the comparable nine months ended July 31, 2020. Cash provided during the nine months ended July 31, 2021 included proceeds from the issuance of shares in the amount of $312,660.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer (our “Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of July 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of July 31, 2021, our disclosure controls and procedures were not effective.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2021, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We had the following issuance of unregistered shares during the three month period ended July 31, 2021:

On June 15, 2021 we issued 15,741,863 shares of common stock in settlement of amounts owing of $393,546

On June 25, 2021 we issued 1,626,000 shares of common stock for $162,660 cash

On June 29, 2021 we issued 1,000,000 shares of common stock for $100,000 cash

On July 9, 2021 we issued 500,000 shares of common stock for $50,000 cash

Cash proceeds received from issuance of shares of common stock were all advanced to 1214229 BC Ltd., a company which we have agreed to acquire via a share exchange.

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

Registrant

XPLOSION INCORPORATED

Date: September 14, 2021	By:	/s/ EUGENIO GREGORIO
Eugenio Gregorio
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

